Form 10-K
period 2021-12-31
Keyarch Acquisition Corp
filed 2022-03-30
CIK 1865701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-41243

KEYARCH ACQUISITION CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-16000074
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, 39th Floor New York, New York	10016
(Address of Principal Executive Offices)	(Zip code)

914-434-2030
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one-half of one redeemable warrant and one right	KYCHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KYCH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KYCHW	The Nasdaq Stock Market LLC
Rights to receive one-tenth of one Class A Ordinary Share included as part of the units	KYCHR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one Class A ordinary share, one-half of one redeemable warrant and one right, began trading on The Nasdaq Global Market on January 25, 2022. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing March 3, 2022, holders of the units were permitted to elect to separately trade the Class A ordinary shares, warrants and rights included in the units. The registrant was not a public company as of the last business day of its most recently completed fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 23, 2022, 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Table of Contents

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Keyarch Acquisition Corporation, a blank check company incorporated on April 23, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our “business combination.” References to our “Sponsor” refer to Keyarch Global Sponsor Limited, a Cayman Islands limited liability company. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on January 27, 2022 (the “IPO Closing Date”). References to “Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001, and references to “public shares” are to the Class A Ordinary Shares sold as part of the units in our Initial Public Offering. References to “public shareholders” are to the holders of our public shares.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our business combination;

•	our potential ability to obtain additional financing to complete our business combination;

•	our pool of prospective target businesses;

•	our ability to consummate our business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account described below or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. You should consider carefully the risks that we deem material described below, together with the other information contained in this Annual Report on Form 10-K, including all the risks described under “Part I, Item 1A. Risk Factors”, before making a decision to invest in our securities.

•	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

•	We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

•	Because we are not limited to a particular industry or any specific target businesses with which to pursue our business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes entirely consistent with our general criteria and guidelines.

•	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

•	If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

•	We may not hold an annual general meeting of shareholders until after the completion of our business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our Business Combination.

•	The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a business combination that some of our shareholders may not support.

v

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	Past performance of either the members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

•	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

•	Since our initial shareholders will lose their entire investment in us if our business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

•	Our management may not be able to maintain control of a target business after our business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

•	Our initial shareholders will control the appointment of our board of directors until completion of our business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

•	We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investor.

•	EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our business combination.

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated on April 23, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

In July 2021, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain expenses on our behalf in consideration of 2,875,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. We have also issued to EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees an aggregate of 200,000 Class A ordinary shares, par value $0.0001 (the “EBC Founder Shares”) for nominal consideration.

On the IPO Closing Date, we consummated our Initial Public Offering of 10,000,000 units (the “units”). Each unit consists of one public share, one half of one public warrant (as defined below) and one public right (as defined below). Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. Each public right (a “public right”) entitles its holder to receive one-tenth of one Class A ordinary share upon the completion of a business combination. On February 8, 2022, we issued an additional 1,500,000 units in connection with the closing of the underwriters’ full exercise of their over-allotment option (the “Over-Allotment Option”). The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to us from the Initial Public Offering and the Over-Allotment Option of approximately $115.0 million.

On the IPO Closing Date, we completed the private sale of 500,000 private placement units (as defined below) at a price of $10.00 per unit. Each private placement unit (a “private placement unit”) consists of one Class A ordinary share (a “private share”), one-half of one private placement warrant (as defined below) and one private right (as defined below). Each whole private placement warrant (the “private placement warrants” and, together with the public warrants, the “warrants”) entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our business combination. Each private right (a “private right” and, together with the public rights, the “rights”) entitles its holder to receive one-tenth of one Class A ordinary share upon the completion of a business combination. Of the 500,000 private placement units sold, 450,000 were purchased by our Sponsor and 50,000 were purchased by EarlyBirdCapital. On February 8, 2022, we completed the private sale of an additional 45,000 private placement units in connection with the closing of the Over-Allotment Option. Of these additional 45,000 private placement units, 40,500 were purchased by our Sponsor and 4,500 were purchased by EarlyBirdCapital. In total, the sales of private placement units in connection with our Initial Public Offering and the Over-Allotment Option generated aggregate gross proceeds to us of $5.5 million.

The warrants will become exercisable 30 days after the completion of our business combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their public warrants on a cashless basis under the circumstances specified in the warrant agreements), and will expire five years after the completion of our business combination or earlier upon redemption or liquidation.

Approximately $116.2 million of the net proceeds from our Initial Public Offering, the Over-Allotment Option and the sale of the private placement units in connection with our Initial Public Offering and the Over-Allotment Option has been deposited in a trust account established for the benefit of our public shareholders (the “Trust Account”). The amount to be distributed to public shareholders who redeem their public shares will not be reduced by the cash fee of approximately $4.0 million payable to EarlyBirdCapital (the “Business Combination Marketing Fee”) for services which include assisting us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introducing us to potential investors that are interested in purchasing our securities in connection with our business combination and assisting us with our press releases and public filings in connection with the business combination. We have also agreed to pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable in the business combination if it introduces us to the target business with whom we complete our business combination. Of the gross proceeds from our Initial Public Offering, the Over-Allotment Option and the sale of the private placement units in connection with our Initial Public Offering and the Over-Allotment Option that were not deposited in the Trust Account, approximately $2.3 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The Founder Shares that we issued prior to the IPO Closing Date will automatically convert into Class A ordinary shares at the time of our business combination on a one-for-one basis, subject to adjustment for share sub-division, share dividends, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the business combination, the ratio at which the Founder Shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all issued and outstanding Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of our Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

On March 1, 2022, we announced that, commencing on March 3, 2022, holders of the units sold in our Initial Public Offering and the Over-Allotment Option may elect to separately trade the public shares, public warrants and public rights included in the units. The public shares, public warrants and public rights that are separated trade on The Nasdaq Global Market (“Nasdaq”) under the symbols “KYCH,” “KYCHW” and “KYCHR” respectively. Those units not separated will continue to trade on Nasdaq under the symbol “KYCHU.”

Our Company

Keyarch Acquisition Corporation is a newly incorporated blank check company incorporated as a Cayman Islands exempted company on April 23, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, re-organization, or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our business combination. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination with us.

While we may pursue a business combination target in any business or industry, we intend to target global disruptive technology and innovative services companies. Innovation has been a major driving force in the global economy. In areas such as artificial intelligence, autonomous driving and advanced manufacturing, innovative technology and services companies are changing the competitive space of existing industries and creating new industries at a record pace. For example, Level 4 autonomous driving is expected to become a reality in the next few years as a result of innovations such as remote sensing methods like Lidar (light detection and radar) and other AI technologies; and 3D printing technologies are transforming traditional manufacturing from mass production to mass customization. Innovative companies such as Tesla and Luminar have been growing significantly faster than companies in traditional industries, rewarding investors who have recognized the vision and conviction of such companies. Looking ahead, we expect disruptive technology and innovative services businesses to play even bigger roles in driving the global economy. Investors who have the expertise to find and evaluate such opportunities will continue to benefit from the trend.

While we may target disruptive technology and innovative services companies anywhere in the world, we intend to focus on companies in developed economies such as the U.S. and Israel, and Southeast Asia. However, our amended and restated memorandum and articles of association provides that we shall not undertake our business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). Developed economies such as the U.S. have been dominating in disruptive technology and services business innovations. Major breakthroughs in last several decades such as the internet, semiconductors, e-commerce, autonomous driving, electric cars, artificial intelligence and 3D printing all originated in the U.S. In addition to access to mature capital markets to fund innovations, developed countries such as the U.S. enjoy a vast talent pool and a long-established culture of entrepreneurships. They also have one of the largest markets to reward innovations once such innovations achieve commercial production. Going forward, we believe that countries such as the U.S. will continue to lead innovations and provide great opportunities for investors to take advantage of the trend.

Southeast Asia is another region we intend to target for acquisition opportunities. Driven by factors such as a stable political environment, attractive demographics and solid talent pool, Southeast Asian countries have seen accelerating growth in innovative technology and services. For example, companies such as Sea Limited, which is based in Singapore, and engages in the digital entertainment, e-commerce, and digital financial service businesses in Southeast Asia, Latin America, and internationally, have established themselves as regional and potentially global leaders in their specific industries. They have shown strong innovative capabilities on the same level as companies based in the U.S. and China.

We are confident that the expertise and capabilities of our management team will enable us to identify companies that can best capture such opportunities and create long-term value for our shareholders. Our team has successfully invested in disruptive technologies and innovative services companies in developed economies such as the U.S. and Israel. We believe our sourcing and industry expertise will continue to enable us to find significant business combination opportunities that will deliver substantial value to shareholders in the public markets.

Our Team

Several members of our management team are affiliated with Keywise, including our chairman, who is the Founder, Managing Partner, and the Chief Investment Officer of Keywise, and our CEO, who is a Managing Partner and has been with Keywise for more than 10 years. We intend to utilize Keywise’s experience and expertise to help us identify quality target opportunities.

Keywise is a leading alternative investment management firm with offices in Hong Kong, Beijing, and Shanghai. Keywise has been managing investments for global prominent financial institutions such as sovereign wealth funds, pensions, endowments and family offices for over 15 years. Keywise is fully licensed in Hong Kong and mainland China for investment management and is also a registered investment adviser with the SEC. Keywise employs a bottom-up fundamental approach to investments, generating investment ideas through top-down sector screening, extensive industry contacts and proprietary in-house research. This investment process includes on-site visits of targeted companies, channel check with suppliers and clients, verification with competitors and industry experts, extensive due diligence on management teams, and valuation using our internal proprietary models. Since inception, Keywise has established a strong track record in both public and private market investments. Leveraging its reputation and an experienced investment team, Keywise has invested in a number of private companies with disruptive technology and innovative services both in China and globally including Luminar — a leading LiDAR company in Silicon Valley; Carbon 3D — a leading 3D printing technology company in Silicon Valley; Zoox — a pioneer autonomous driving company in Silicon Valley; and Xjet — a leading 3D printing company in Israel.

Our management team is led by Mr. Fang Zheng, who is based in Hong Kong, Dr. Kai Xiong, who is based in Hong Kong and the U.S. and Dr. Jing Lu, who is based in the U.S. They have decades of experience in investing in and building companies. Our independent directors, Mr. Mark Taborsky and Mr. Doug Rothschild, who are based in the U.S. and Dr. Mei Han, who is based in Singapore, will also provide additional insights into our target sectors and extensive experience in investing in the U.S., Southeast Asia and globally.

Mr. Fang Zheng, our Founder and Chairman, is the Founder, Managing Director and the CIO of Keywise. In his career, Mr. Zheng has been applying an institutional approach to investment, with a focus on information technology and services industries. He has developed deep insights and built strong industry connections in the global markets. Before Keywise, Mr. Zheng was a co-founder and portfolio manager at Neon Liberty Capital Management, an asset management firm based in New York City, investing in the Greater China markets on behalf of institutional investors in the U.S. Prior to co-founding Neon Liberty in 2002, Mr. Zheng was a Vice President and portfolio manager at the JP Morgan’s Emerging Market Equity Group. Mr. Zheng was responsible for the team’s investment strategy in the Asian small cap markets. An employee of JP Morgan for more than six years, Mr. Zheng began as an equity research analyst in Singapore, covering the financial and property sectors. Prior to joining JP Morgan, Mr. Zheng worked at the Ministry of Machinery and Electronics Industries and CITIC in China, and Rockefeller & Co., Inc. in New York as an equity analyst. Mr. Zheng holds a BA degree from the University of International Business & Economics in Beijing and an MBA from Harvard Business School and is a CFA charter holder. Mr. Zheng is a native of China and speaks Mandarin. Mr. Zheng holds a Hong Kong special administrative region passport and resides in Hong Kong.

Dr. Kai Xiong, our Chief Executive Officer and director, has more than two decades of experience in investments, risk management, marketing and operations in the financial services industry. Dr. Xiong joined Keywise in 2010 and is currently a Managing Partner, responsible for multiple management functions, including capital market deal sourcing, management due diligence, new business development, regulatory policy assessment, investor relations, and personnel and culture development within the firm, splitting his time among Hong Kong, Beijing and the U.S. Dr. Xiong works closely with Mr. Zheng in the daily management of the firm and building a strong culture for the firm’s long-term success. Prior to joining Keywise, Dr. Xiong worked in New York City as a Senior Vice President at Citigroup, a Senior Director at E*Trade, and a Vice President at JPMorgan Chase for more than over 10 years combined, responsible for developing risk management, marketing and sales strategies for various financial products using advanced quantitative methodology and statistical modeling. Before moving to the United States, Dr. Xiong worked at National Development and Reform Commission of China (NDRC) in Beijing for five years. Dr. Xiong holds a B.A. in Economics from Peking University, an MBA from Columbia University, and a Ph.D. in Economics from State University of New York at Buffalo. He is a native of China and speaks Mandarin. Dr. Xiong is a U.S. permanent resident with a Hong Kong special administrative region passport residing in the United States and in Hong Kong.

Dr. Jing Lu, our Chief Financial Officer, has more than 20 years of experience in the financial service industry. Dr. Lu has served as a Managing Director and then Chief Operating Officer of China Bridge Capital USA, a PE/VC investment advisory company specialized in innovative technologies from 2017 to 2019 and then from 2021 to 2022. She also served as Chief Investment Officer for the New Hope Fertility Center (NHFC) from 2019 to 2021, sourcing and managing PE investments, bank loans and government PPP loans. Prior to China Bridge Capital, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017. Dr. Lu was an Executive Director at CIBC World Markets in 2001 working on corporate securities. Between 1998 and 2001, Dr. Lu worked at the Federal Reserve Bank of New York as a bank regulator and supervisor, working on Basel Capital Accords as well as examining banks’ implementation of the Basel Accords. Before moving to New York, Dr. Lu was a professor of economics at York University in Canada for four years, specializing her teaching and research in Macroeconomics, Institutional Economics, and Econometrics. Dr. Lu holds Ph.D. and M.A. in Economics from Western University in Canada, Graduate Certificate in Economics from People’s University in China, and B.A in World Economy from Fudan University in China. Dr. Lu is a U.S. citizen and resident of the State of New York.

Mr. Mark Taborsky, one of our independent directors, is the founder and managing partner of MarkerTree Capital, an investment firm he started in 2016 specializing in creating and managing custom and thematic investment portfolios for institutional investors. Mr. Taborsky has over 25 years of investment experience as a senior investment professional, most recently at Stanford Management Company, Harvard Management Company, PIMCO, and BlackRock. At BlackRock, from 2011 to 2016, he was a Managing Director and the CIO for global asset allocation clients in the US and Asia. At PIMCO, from 2008 to 2011, he led the successful buildout of its liquid asset allocation strategy. At Harvard Management Company, from 2006 to 2008, he was a Managing Director and head of external investments. At Stanford Management Company, from 2001 to 2006, he was a Managing Director and oversaw the absolute return and fixed income portfolios and internal trading. He was also their first CFO. Mr. Taborsky is a CFA charter holder. Mr. Taborsky holds an MBA in Finance and Policy with honors from The University of Chicago Booth School of Business and a B.Comm. in Joint Honors Economics and Finance with first-class honors from McGill University. He is a U.S. citizen and is a resident of the Commonwealth of Massachusetts.

Mr. Doug Rothschild, one of our independent directors, is a portfolio manager at Scoggin Management LP, a privately owned hedge fund sponsor, assisting in the management of its investment portfolio. Since joining Scoggin Management in 2002, he has focused on analyzing and investing in both public and private securities across all asset sectors. Mr. Rothschild was a senior advisor for MTech Acquisition Corp. from 2018 to 2019. Prior to joining Scoggin Management, Mr. Rothschild was an associate in the asset management group of Goldman Sachs from 1997 to 2002, where he focused on the real estate, lodging and gaming sectors. Mr. Rothschild is an active supporter of various charities specifically Sinai Schools for children with special needs, where he previously served as a Board Member and on the Executive Committee. Mr. Rothschild received a B.A. in Finance from the Sy Syms School of Business at Yeshiva University. He is a CFA charter holder. Mr. Rothschild is a U.S. citizen and is a resident of the State of New Jersey.

Dr. Mei Han, one of our independent directors, is an experienced business professional, with a successful 27 years career in global investment and wealth management. For 20 years, Dr. Han held various senior management roles with Capital Group, one of the world’s largest investment management firms with assets under management of USD2 trillion as of December 31, 2020, including Managing Director for Strategic Solutions. She was responsible for business development and strategic partnerships in major Asian markets, helping clients design strategic solutions and asset allocation recommendations. The key clients were sovereign wealth funds, central banks, pension funds, insurance companies, large commercial banks and securities companies. Dr. Han was a founding member of Capital Group’s China Committee and was one of the key members who planned and organized the opening of Capital Group’s representative office in Beijing in 2009. She was also the leader of Capital Group’s Asian Women Leadership Program. Since leaving Capital Group in 2017, Dr. Han has been advising and assisting several industry leading firms from China and Singapore, including Ucommune (co-working) and MCP Payment (digital payment), mainly on strategy, business network building and fund raising. Dr. Han is an independent director of Ucommune International Ltd. (Nasdaq: UK), the largest co-working company in China. Dr. Han holds a Bachelor Degree of Law from Peking University, an MBA degree from European University (now the EU Business School), and a Ph.D. in Business Administration from University of South Australia. Dr. Han is a citizen and resident of the Commonwealth of Singapore.

We believe that our management team’s significant investment and transaction experience, combined with their strong relationships, give us key competitive strengths in the following areas:

•	Deep industry insights: investment expertise to understand technology trends and evaluate market potential of disruptive innovations in sectors we intend to focus on.

•	Strong sourcing capabilities: broad network and relationships providing access to acquisition opportunities globally.

•	Established research process: research methodology developed across multiple cycles and to generate returns consistently.

•	Long-term value creation: strong track record in collaborating with target management teams, forming strategic partnerships to enhance value for shareholders.

•	Execution and structuring capabilities: experience in both public and private markets in structuring and executing complicated deals with key stakeholders and service providers.

We believe that our team will add significant value to target companies. They have a strong track record in helping companies grow, and we believe this will give us a competitive edge when negotiating and structuring fair terms in a transaction with a target business. We intend to add value to target companies through engagement in multiple areas:

•	Strategic advice: leverage our deep industry insights, broad industry and transaction expertise and extensive network to provide strategic advice for the target’s organic growth and acquisitions.

•	Talent enhancement: identify and recruit management talent to support the target’s long-term success.

•	Geographic expansion: leverage our global network and relationships to help the target to expand beyond their initial and home markets.

•	Partnership expansion: leverage our industry know-how and broad reach to help create new strategic partnerships and collaborations.

•	Enabling capital market access: help optimize capital structure and secure funding from reputable investors and lenders for the target.

Permission Required from the Chinese Authorities to Operate and for a Business Combination

As a Cayman Islands company with no operations or subsidiaries in China and expected to conduct a target search outside of China, we are not required to obtain permission from any Chinese authorities to operate nor have we been contacted by any Chinese authorities in connection with our operations, and we do not expect that permission will be required from the Chinese authorities in the future in connection our business combination since our amended and restated memorandum and articles of association forbids us from undertaking our business combination with any entity that is based in, located in or with its principal business operations in China.

Initial Business Combination

We have until 18 months from the IPO Closing Date, or such later time as our shareholders may approve in accordance with our articles of association, to consummate our business combination. If we are unable to consummate our business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Nasdaq rules provide that our business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our business combination.

We anticipate structuring our business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target.

However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our business combination could own less than a majority of our issued and outstanding shares subsequent to our business combination.

We are not prohibited from pursuing a business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our business combination with a company that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our business combination is fair to our company (or shareholders) from a financial point of view.

Members of our management team and our independent directors and their affiliates directly or indirectly own ordinary shares and private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, certain of our executive officers are affiliated with our sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” Our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The past performance of our management team or of their affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance.

Some of our executive officers and directors may be located in or have significant ties to China. As a result, it may be difficult for investors to effect service of process within the United States on our company, executive officers and directors, or enforce judgments obtained in the United States courts against our company, executive officers and directors.

Status as a Public Company

We believe that our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their stock, shares or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees. While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the private placement of private placement units, our equity, debt or a combination of these in effecting a business combination which has not yet been identified. Accordingly, our shareholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our sponsor, officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than that we may target disruptive technology and innovative services companies anywhere in the world and that we intend to focus on companies in developed economies such as the U.S. and Israel, and Southeast Asia. Accordingly, there is no basis for our investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Business

While we have not yet selected a target business with which to consummate our business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) at the time of the agreement to enter into the business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital, Inc. as described elsewhere in this Annual Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is) other than the up to $10,000 administrative services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our business combination, the repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than that we may target disruptive technology and innovative services companies anywhere in the world and we intend to focus on companies in developed economies such as the U.S. and Israel, and Southeast Asia. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	the target business’s compliance with U.S. federal law;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares, or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our business combination could own less than a majority of our issued and outstanding shares subsequent to our business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of Trust Account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. Additionally, pursuant to Nasdaq rules, any business combination must be approved by a majority of our independent directors.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
•	Any of our directors, officers or 5% or greater shareholder has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target company or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or
•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
•	the expected cost of holding a shareholder vote;
•	the risk that the shareholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our business combination. Additionally, at any time at or prior to our business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our business combination. To the extent that our sponsor, officers, directors, or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our business combination, whether or not such shareholder has already submitted a proxy with respect to our business combination but only if such shares have not already been voted at the general meeting related to our business combination. Our sponsor, executive officers, directors, or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the business combination, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the business combination. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our business combination with respect to our warrants. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or that would modify our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

If we seek shareholder approval, we will complete our business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our business combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 4,312,501, or 37.5% (assuming all issued and outstanding shares are voted) of the 11,500,000 public shares to be voted in favor of a business combination in order to have our business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or that would modify our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our business combination which contain substantially the same financial and other information about the business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us or as otherwise provided in the proxy statement. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the IPO Closing Date.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association will provide that we have only 18 months from the IPO Closing Date to consummate a business combination. If we have not consummated a business combination within 18 months from the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a business combination within 18 months from the IPO Closing Date. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate a business combination within 18 months from the IPO Closing Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,400,000 held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.10. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. An example of possible instances where we may engage a third-party that refuses to execute a waiver includes the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,400,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds from the funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity., or (iii) if they redeem their respective shares for cash upon the completion of the business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a business combination or liquidation if we have not consummated a business combination within 18 months from the IPO Closing Date, with respect to such Class A ordinary shares so redeemed. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions that apply to us until the completion of our business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association will provide, among other things, that:

•	prior to the completion of our business combination, we shall either (1) seek shareholder approval of our business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein and provided that the Company shall not repurchase Public Shares in an amount that would cause the Company’s net tangible assets to be less than US$5,000,001 immediately prior to or upon consummation of such Business Combination. Such obligation to repurchase Shares is subject to the completion of the proposed Business Combination to which it relates;

•	we will consummate our business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our business combination and, solely if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

•	if our business combination is not consummated within 18 months from the IPO Closing Date, then our existence will terminate and we will distribute all amounts in the Trust Account; and

•	prior to our business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our business combination, our amended and restated memorandum and articles of association will provide that we may consummate our business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.

Additionally, our amended and restated memorandum and articles of association provides that, prior to our business combination, only holders of our Founder Shares will have the right to vote on the appointment of directors and that holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our business combination, except as required by law, holders of our Founder Shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Website

We do not have a website. Our public filings, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our executive officers and directors under Section 16(a) of the Securities Exchange Act, and any amendments to those filings, are available free of charge on the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance of either the members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance of either the members of our management team or their respective affiliates is presented for informational purposes only. Past performance of either the members of our management team or their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination.

Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing.

Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our business combination would be unsuccessful increases. If our business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination within 18 months from the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our business combination with that particular target business, we may be unable to complete our business combination with any target business. This risk will increase as we get closer to the end of the 18 month period. In addition, we may have limited time to conduct due diligence and may enter into our business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.10 per share, or less than such amount in certain circumstances, and our warrants and rights will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our business combination within 18 months from the IPO Closing Date. We may not be able to find a suitable target business and complete our business combination within such time period. Our ability to complete our business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our business combination within such 18 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.10 per share, or less than $10.10 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If we seek shareholder approval of our business combination, our sponsor, directors, officers, or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our business combination. The purpose of such purchases could be to vote such shares in favor of our business combination and thereby increase the likelihood of obtaining shareholder approval of our business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our business combination. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities,
•	each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our business combination, and results of operations.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 18 months following the IPO Closing Date, we may be unable to complete our business combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement units, only $1,400,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $600,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $600,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 18 months following the IPO Closing Date, assuming that our business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public shareholders may receive only $10.10 per share, or less in certain circumstances, and our warrants and rights will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share” and other risk factors herein.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have all of these positive attributes. If we complete our business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our business combination.

Since only holders of our Founder Shares have the right to vote on the appointment of directors, upon the listing of our shares on the Nasdaq, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the appointment of directors. As a result, the Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate a business combination.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of our business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our Initial Public Offering and related to the closing of our business combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Founder Shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our business combination (net of redemptions), excluding any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our business combination and any private placement units issued to our sponsor, EarlyBirdCapital, or any of their respective officers, directors, or other affiliates. This is different than certain other blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our business combination.

Since our initial shareholders will lose their entire investment in us if our business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

In July 2021, our sponsor paid $25,000, or $0.009 per share, to cover certain offering and formation costs of the company in exchange for 2,875,000 Founder Shares. As such, our initial shareholders will collectively own approximately 20% of our issued and outstanding shares. The Founder Shares will be worthless if we do not complete a business combination. In addition, in connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit, generating gross proceeds to us of approximately $5.5 million in the aggregate, that will also be worthless if we do not complete a business combination. Each whole private warrant contained within the private placement units may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The Founder Shares are identical to the ordinary shares included in the units except that: (1) prior to our business combination, only holders of the Founder Shares have the right to vote on the appointment of directors and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason; (2) the Founder Shares are subject to certain transfer restrictions; (3) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive: (x) their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the completion of our business combination (and not seek to sell its shares to us in any tender offer we undertake in connection with our business combination); (y) their redemption rights with respect to their Founder Shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; and (z) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our business combination within 18 months from the IPO Closing Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame); (4) the Founder Shares will automatically convert into our Class A ordinary shares on the first business day following the completion of our business combination on a one-for-one basis subject to adjustment pursuant to certain anti-dilution rights and (5) the Founder Shares are entitled to registration rights. Our directors and officers have also entered into the letter agreement with respect to public shares acquired by them, if any.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing a business combination and influencing the operation of the business following the business combination. This risk may become more acute as the 18 month deadline following the IPO Closing Date nears, which is the deadline for the completion of our business combination.

We may be able to complete only one business combination with the proceeds of our Initial Public Offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our business combination that some of our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association will provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate a business combination in order to effectuate our business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of a business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association will provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances), may generally be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who will collectively beneficially own approximately 20% of our ordinary shares upon the IPO Closing Date (excluding the shares contained within the private placement units and EBC Founder Shares), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibits any amendment of its provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our Initial Public Offering may be amended without shareholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreements and the investment management trust agreement, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, private placement units and other securities held by our initial shareholders, officers and directors.

Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any material amendment entered into in connection with the completion of our business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement units will be sufficient to allow us to complete our business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement units prove to be insufficient, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our business combination or the terms of negotiated transactions to purchase shares in connection with our business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

Risks Relating to Our Securities

If we are unable to consummate our business combination within 18 months of the IPO Closing Date, our public shareholders may be forced to wait beyond such 18 months before redemption from our Trust Account.

If we are unable to consummate our business combination within 18 months from the IPO Closing Date, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

Subsequent to our completion of our business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

The proceeds held in the Trust Account will be held as cash or invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Asia and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.10 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the completion of our business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the appointment of directors prior to completion of our business combination. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a 3-year term. In addition, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our business combination.

Prior to our business combination, only holders of our Founder Shares have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of the company prior to the consummation of a business combination.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreements, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreements, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of a business combination.

The grant of registration rights to our sponsor and EarlyBirdCapital may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our sponsor and its permitted transferees may exercise their registration rights and demand that we register the private placement units, their component parts and securities underlying those component parts, and holders of units that may be issued upon conversion of working capital loans may demand that we register such units, their component parts and securities underlying those component parts. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may consummate a business combination with a company in any location or industry we choose and are not limited to any particular industry, location or type of business. However, our amended and restated memorandum and articles of association provides that we shall not undertake our business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its early stages of development or growth, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.

Our warrant agreements and rights agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants and rights, respectively, which could limit the ability of warrant or rights holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreements and rights agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreements, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, (ii) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York and (iii) in each case, we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreements and rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants or rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreements or rights agreement, as applicable. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreements or rights agreement, as applicable, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants or rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder or rights holder, as applicable, in any such enforcement action by service upon such warrant holder’s or rights holder’s counsel in the foreign action as agent for such warrant holder or rights holder, as applicable. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

This choice-of-forum provision may limit a warrant or right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreements or rights agreement to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may issue additional Class A ordinary shares or preference shares to complete our business combination or under an employee incentive plan after completion of our business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of ordinary shares, including 180,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 1,000,000 preference shares, par value $0.0001. There are 162,850,000 (including the EBC Founder Shares) authorized but unissued Class A ordinary shares, 15,125,000 authorized but unissued Class B ordinary shares, and 1,000,000 authorized but unissued preference shares available for issuance. Such amounts do not take into account the Class A ordinary shares reserved for issuance upon both the (i) conversion of the issued and outstanding Founder Shares and (ii) exercise of outstanding warrants (including the private warrants) and (iii) the Class A ordinary shares underlying the rights.

We may issue a substantial number of additional Class A ordinary shares, and may issue preference shares, in order to complete our business combination or under an employee incentive plan after completion of our business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any business combination. The issuance of additional ordinary shares or preference shares:

•	may significantly dilute the equity interest of our investors;
•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business — Effecting Our Initial Business Combination — Tendering share certificates in connection with a tender offer or redemption rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) the completion of our business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (3) the redemption of our public shares if we are unable to complete our business combination within 18 months from the IPO Closing Date, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, public shares, public warrants and public rights are all listed on the Nasdaq and our public shares, public warrants and public rights are eligible to trade separately. Although we meet Nasdaq’s minimum initial listing standards, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our business combination. In order to continue listing our securities on Nasdaq prior to our business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity with respect to such securities;
•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because are securities listed on Nasdaq, our units, Class A ordinary shares, rights and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We expect to need to comply with the rules of Nasdaq that require our business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the Trust Account at the time of the agreement to enter into the business combination.

The rules of Nasdaq require that our business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the Trust Account. Additionally, pursuant to Nasdaq rules, any business combination must be approved by a majority of our independent directors.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement units are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders will control the appointment of our board of directors until completion of our business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Upon the IPO Closing Date, our initial shareholders will own approximately 20% of our issued and outstanding ordinary shares (excluding the shares contained within the private placement units and EBC Founder Shares). In addition, prior to our business combination, only the Founder Shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors, and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the market or in privately negotiated transactions, this would increase their influence over these actions. In addition, our board of directors, whose members are elected by our initial shareholders, is and will be divided into three classes, each of which will generally serve for term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to appoint new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Founder Shares have the right to vote on the appointment of directors and to remove directors prior to our business combination. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our business combination.

Our sponsor paid an aggregate of $25,000, or $0.009 per Founder Share, and, accordingly, you will experience immediate and substantial dilution upon the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary shares and none to the warrant included in the unit) and the net tangible book value per Class A ordinary share constitutes the dilution to you and our other investors. Our initial shareholders acquired their shares at a nominal price, significantly contributing to this dilution. At the IPO Closing Date, and assuming no value is ascribed to the warrants included in the units, you and the other public shareholders incurred an immediate and substantial dilution of approximately 100.0% or $10.00 per share, the difference between the pro forma net tangible book value per share after our Initial Public Offering of $0.009 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our business combination would be disproportionately dilutive to our Class A ordinary shares.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares, rights or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable in all cases with respect to our warrants and possibly also with respect to our rights. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or fully investigate our auditor. In that case, Nasdaq would delist our securities. The delisting of our securities, or the threat of their being delisted, may materially and adversely affect the value of your investment. Additionally, the inability of the PCAOB to conduct inspections may deprive our investors with the benefits of such inspections.

The Holding Foreign Companies Accountable Act, or the HFCAA, was enacted on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares or other securities from being traded on a national securities exchange or in the over the counter trading market in the U.S.

Our current auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this Annual Report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. However, if it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, Nasdaq would delist our securities, including our units, ordinary shares, rights and public warrants, and the SEC shall prohibit them from being traded on a national securities exchange or in the over the counter trading market in the U.S. If our securities are delisted and prohibited from being traded on a national securities exchange or in the over the counter trading market in the U.S. due to the PCAOB not being able to conduct inspections or full investigations of our auditor, it would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year under a process to be subsequently established by the SEC. On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two. The SEC is assessing how to implement other requirements of the HFCAA, including the listing and trading prohibition requirements described above.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if signed into law, would amend the HFCAA and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three consecutive years.

On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection.

On December 16, 2021, the PCAOB issued a Determination Report which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in: (i) China, and (ii) Hong Kong. Our auditor, UHY LLP, headquartered in New York, NY, is an independent registered public accounting firm with the PCAOB and has been inspected by the PCAOB on a regular basis. The PCAOB currently has access to inspect the working papers of our auditor. Our auditor is not headquartered in China or Hong Kong and was not identified in this report as a firm subject to the PCAOB’s determination.

The SEC has announced that the SEC staff is preparing a consolidated proposal for the rules regarding the implementation of the HFCAA. It is unclear when the SEC will complete its rulemaking and when such rules will become effective. The SEC has also announced amendments to various annual report forms to accommodate the certification and disclosure requirements of the HFCAA. There could be additional regulatory or legislative requirements or guidance that could impact us if our auditor is not subject to PCAOB inspection. The implications of these possible regulations in addition to the requirements of the HFCAA are uncertain, and such uncertainty could cause the market price of our securities to be materially and adversely affected. If, for whatever reason, the PCAOB is unable to conduct inspections or full investigations of our auditor, the Company could be delisted or prohibited from being traded over the counter earlier than would be required by the HFCAA. If our securities are unable to be listed on another securities exchange by then, such delisting and prohibition would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with potential delisting and prohibition would have a negative impact on the price of our securities. Also, such delisting and prohibition could significantly affect the Company’s ability to raise capital on acceptable terms, or at all, which would have a material adverse effect on the Company’s business, financial condition and prospects.

Inspections of audit firms that the PCAOB has conducted have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. If the PCAOB were unable to conduct inspections or full investigations of the Company’s auditor, investors in our securities would be deprived of the benefits of such PCAOB inspections. In addition, the inability of the PCAOB to conduct inspections or full investigations of auditors would may make it more difficult to evaluate the effectiveness of the Company’s independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in the audit procedures of our auditor and reported financial information and the quality of our financial statements.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023.

Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include 3-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We will be subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We will be subject to rules and regulations of various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from our search for a business combination target to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under warrant agreements between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreements provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our unit structure may cause our units to be worth less than units of other blank check companies.

Each unit contains on Class A ordinary share, one right and one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade, and no fractional shares will be issued upon conversion of any rights. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant and unless you purchase at least ten units, you will not be able to receive a whole Class A ordinary share. The foregoing is different from other offerings similar to ours whose units include whole warrants. This unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreements may make it more difficult for us to consummate a business combination.

If:

(i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share;

(ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our business combination on the date of the completion of our business combination (net of redemptions); and

(iii) the Market Value is below $9.20 per share;

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us.

Our rights, warrants and Founder Shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our business combination.

We will be issuing rights to receive 1,150,000 Class A ordinary shares and warrants to purchase 5,750,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units. In addition, in connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital), each containing one right to receive one-tenth of one Class A ordinary share upon the completion of a business combination and one half of one private warrant exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 2,875,000 Founder Shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit, at the option of the lender. Such units would be identical to the private placement units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our rights, warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Further, unlike the warrants offered by many other blank check companies, whose warrants become exercisable on the later of (i) 30 days following the completion of their business combination and (ii) twelve months after the date of their initial public offering, our warrants become exercisable 30 days after the completion of a business combination, even if that date is less than twelve months after our initial public offering. The possibility that our warrants may become exercisable more quickly than the warrants of other blank check companies may make us a less attractive acquisition vehicle in the eyes of a target business relative to other blank check companies and may cause our warrants to have a greater or more immediate adverse effect on the market price for our securities or our ability to obtain future financing. In addition, as our warrants may become exercisable sooner, you may experience dilution to your holdings sooner.

Because we are incorporated under the laws of the Cayman Islands and some of our executive officers and directors may be located in or have significant ties to China, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. In addition, some of our executive officers and directors may be located in or have significant ties to China. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers (Hong Kong), our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Since our sponsor paid only approximately $0.009 per share for the Founder Shares, our sponsor could potentially make a substantial profit even if we acquire a target business that subsequently declines in value. In addition, EarlyBirdCapital, the representative of the underwriters, acquired the EBC Founder Shares for nominal consideration.

Our sponsor acquired Founder Shares for approximately $0.009 per share and we are offering units at a price of $10.00 per unit. In addition, EarlyBirdCapital, the representative of the underwriters, acquired the EBC Founder Shares for nominal consideration. As a result, our sponsor, EarlyBirdCapital and directors could make a substantial profit after the business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination. For example, assuming the value of the Class A ordinary shares is $10.00 following the business combination, public investors would not experience a profit (or a loss), but the 2,875,000 Founder Shares, which were purchased for an aggregate of $25,000, would be valued at $28,750,000 on an as-converted basis, reflecting appreciation of $9.991 per share. In addition, our sponsor will be able to obtain a full return on the capital invested in connection with our formation and initial public offering in any business combination resulting in an aggregate value of the Founder Shares equal to or greater than $4,930,000. Because the threshold at which a transaction will be profitable for our sponsor and directors is significantly lower than for our public investors, the interests of our management in deciding which opportunities to pursue may be misaligned with public investors.

We may issue our shares to investors in connection with our business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.10 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.10. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our business combination and could even result in our inability to find a target or to consummate a business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, especially in the past year. Many potential targets for special purpose acquisition companies have already entered into a business combination, and there are still many special purpose acquisition companies seeking targets for their business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate a business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into a business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a business combination, and may result in our inability to consummate a business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate a business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete a business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate a business combination on terms favorable to our investors.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Management Team, Our Sponsor, and EarlyBirdCapital

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, we may effect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business, and they are not prohibited from sponsoring, or otherwise becoming involved with, other blank check companies prior to us completing our business combination. Moreover, certain of our officers and directors have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance  — Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have invested in industries as diverse as industrials, telecom services, real estate, information technology, consumer staples, consumer discretionary, financials, materials, utilities and health care, among others. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our business combination.

We have engaged EarlyBirdCapital to assist us in connection with our business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our business combination in an aggregate amount equal to 3.5% of the total gross proceeds raised in the offering. The EBC Founder Shares held by EarlyBirdCapital and its designees will also be worthless if we do not consummate a business combination. In addition, we may engage EarlyBirdCapital as an advisor in connection with introducing a target business to us. If we engage EarlyBirdCapital and it introduces us to the target business with whom we complete our business combination, EarlyBirdCapital will receive a cash fee equal to 1% of the total consideration payable in the business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with a business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Selection of a target business and structuring of our business combination” and such transaction was approved by a majority of our independent and disinterested directors.

If our management following our business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Associated with Acquiring and Operating a Business Outside the United States

If we effect a business combination with a company located outside the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we are successful in consummating a business combination with a target business in Asia, or if we effect a business combination with a company located in another foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	rates of inflation;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States, which could result in uncertainty and/or changes in or to existing trade treaties.

In particular, if we acquire a target business in Asia, we would be subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Asia, including changes in laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

We may reincorporate in another jurisdiction in connection with our business combination and such reincorporation may result in taxes imposed on shareholders.

We may, subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

Although our amended and restated memorandum and articles of association provides that we will not enter into our business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau), after our business combination, substantially all of our assets may be located in another foreign country and substantially all of our revenue may be derived from our operations in such country. The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our business combination and if we effect our business combination, the ability of that target business to become profitable.

After our business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will likely govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may re-incorporate in another jurisdiction in connection with our business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to Asia or another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States or the Cayman Islands. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation may subject us to foreign regulations that could materially and adversely affect our business.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or assets and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in Asia, which may experience corruption. Our proposed activities in Asia create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 275 Madison Avenue, 39th floor New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on The Nasdaq Global Market under the symbol “KYCHU” on January 25, 2022. Commencing on March 3, 2022, holders of the units could elect to separately trade the public shares, public warrants and public rights comprising the units. The public shares, public warrants and public rights that are separated trade on The Nasdaq Global Market under the symbols “KYCH,” “KYCHW” and “KYCHR” respectively. Those units not separated continue to trade on The Nasdaq Global Market under the symbol “KYCHU.”

Holders

At March 23, 2022, there were 4 holders of record of our units, 2 holders of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares, 1 holder of record of our public warrants and 2 holders of record of our private placement units.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In July 2021, our sponsor paid $25,000, or $0.009 per share, to cover certain offering and formation costs of our company in exchange for 2,875,000 Founder Shares. The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. The Founder Shares are identical to the Class A ordinary shares included in the units.

The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. On February 8, 2022, we issued an additional 1,500,000 units in connection with the underwriters’ full exercise of their over-allotment option.

In addition, in connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit, generating gross proceeds to us of approximately $5.5 million in the aggregate. Each private placement warrant entitles the holder to purchase one of our Class A ordinary shares at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our business combination. The sale of the private placement units was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated our Initial Public Offering of 10,000,000 units. On February 8, 2022, we issued an additional 1,500,000 units in connection with the Over-Allotment Option. The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to us of approximately $115.0 million.

In addition, in connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit, generating gross proceeds to us of approximately $5.5 million in the aggregate.

EarlyBirdCapital, Haitong International Securities (USA) Inc. and Revere Securities LLC served as the underwriters for our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-261500) (the “Registration Statement”). The SEC declared the Registration Statement effective on January 24, 2022.

From April 23, 2021 (inception) through the IPO Closing Date, we incurred approximately $3.2 million for costs and expenses related to our Initial Public Offering. In connection with the IPO Closing Date, we paid a total of approximately $2.0 million in underwriting discounts and commissions. In addition, at the consummation of our business combination, we will owe to EarlyBirdCapital the Business Combination Marketing Fee in the amount of approximately $4.0 million and the cash fee in the amount of 1.0% of the total consideration payable at the consummation of the business combination if EarlyBirdCapital introduces us to the target company with whom we complete our business combination (the “Finders Fee”). There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on January 24, 2022.

After deducting the underwriting discounts and commissions (excluding the Business Combination Marketing Fee and the Finders Fee) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement units were approximately $117.6 million, of which approximately $116.2 million (or $10.10 per unit sold in our Initial Public Offering and the sale of our private placement units) was placed in the Trust Account.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. However, our Charter provides that we shall not undertake our initial business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

Our sponsor is Keyarch Global Sponsor Limited, a Cayman Islands Limited Liability Company. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (inception) to December 31, 2021 were organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $11,632 which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2021, we had cash amounting to $9,168 and working capital deficit of approximately $142,060. Until the consummation of our IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans of $150,000 from our sponsor.

On January 27, 2022, we consummated our IPO of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., generating total gross proceeds of $5,000,000.

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, Inc., at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs.

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”),

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. These units would be identical to the private units issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of this offering and the sale of the private units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

Founder Shares

In July 2021, our sponsor paid $25,000, or $0.009 per share, to cover certain offering and formation costs of our company in exchange for 2,875,000 founder shares. The initial shareholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the IPO (excluding the private shares and EBC founder shares). The underwriter exercised its over-allotment option in full on February 8, 2022; thus, these 375,000 shares of Class B common shares were no longer subject to forfeiture.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

EBC Founder Shares

On August 12, 2021, the Company issued to EarlyBirdCapital and/or its designees 200,000 shares of Class A ordinary shares (the “EBC Founder Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the EBC founder shares to be $1,800 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their officers or partners, associated persons or affiliates.

Related Party Loans

Our sponsor has agreed to loan us up to $150,000 under an unsecured promissory note to be used for a portion of the expenses of this offering. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2022, or the closing of this offering. On October 4, 2021, the sponsor funded $150,000 to us pursuant to the promissory note executed by the company on June 16, 2021 and the company repaid it in full on January 27, 2022.

Further, during the month of September 2021, the Sponsor transferred the outstanding sponsor line of credit of $15,625 to Keywise Capital Management (HK) Limited (the “Affiliate”). Prior to July 6, 2021, the Sponsor had an arrangement with the Affiliate regarding payment to be made by the Affiliate for certain costs of the Company on behalf of the Sponsor which will be adjusted with the Note. However, once the bank account of the Sponsor and the Company was open, the Affiliate agreed with the Sponsor and the Company that such amount will be paid directly to them. During the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. As of December 31, 2021, the Company had $383,852 outstanding as Due to Affiliate.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2021, no Working Capital Loans were outstanding.

Private Placement Units

On January 27, 2022, our sponsor and EarlyBirdCapital purchased an aggregate of 500,000 private units (including 450,000 private units purchased by our sponsor and 50,000 private units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $5,000,000 in the aggregate.

On February 8, 2022, our sponsor and EarlyBirdCapital purchased an aggregate of 45,000 private units (including 40,500 private units purchased by our sponsor and 4,500 private units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $450,000 in the aggregate. Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services.

Other Contractual Obligations

Registration Rights

The holders of the founder shares and any underlying ordinary shares, EBC founder shares, private units (and their component parts and securities underlying those component parts) and any units that may be issued on conversion of working capital loans (and their component parts and securities underlying those component parts) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of this offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act; provided, however, that EarlyBirdCapital, Inc. may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on February 8, 2022.

EarlyBirdCapital were entitled to an underwriting discount of $0.20 per Unit, or $2 million in the aggregate, paid upon the closing of the IPO. Additionally, we have engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of this offering. In addition, we may engage EarlyBirdCapital as an advisor in connection with introducing a target business to us. If we engage EarlyBirdCapital and it introduces us to the target business with whom we complete our initial business combination, EarlyBirdCapital will receive a cash fee equal to 1% of the total consideration payable in the initial business combination.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to our initial public offering and that were charged to shareholders’ equity upon the completion of our initial public offering on January 27,2022. As of December 31, 2021, offering costs aggregated to $933,978.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Fang Zhang	57	Director (Chairman)
Kai Xiong	54	Chief Executive Officer and Director
Jing Lu	57	Chief Financial Officer
Mark Taborsky	55	Director
Doug Rothschild	45	Director
Mei Han	53	Director

Our directors and executive officers are as follows:

Fang Zheng, our Founder and Chairman, is the Founder, Managing Director & CIO of Keywise. In his career, Mr. Zheng has been applying an institutional approach to investment, with a focus on information technology and services industries. He has developed deep insights and built strong industry connections in the global markets. Before Keywise, Mr. Zheng was a co-founder and portfolio manager at Neon Liberty Capital Management, an asset management firm based in New York City, investing in the Greater China markets on behalf of institutional investors in the U.S. Prior to co-founding Neon Liberty in 2002, Mr. Zheng was a Vice President and portfolio manager at the JP Morgan Emerging Market Equity Group. Mr. Zheng was responsible for the team’s investment strategy in the Asian small cap markets. An employee of JP Morgan for more than six years, Mr. Zheng began his career as an equity research analyst in Singapore, covering the financial and property sectors. Prior to joining JP Morgan, Mr. Zheng worked at the Ministry of Machinery and Electronics Industries and CITIC in China, and Rockefeller & Co., Inc. in New York as an equity analyst. Mr. Zheng holds a BA degree from the University of International Business & Economics in Beijing and an MBA from Harvard Business School and is a CFA charter holder. Mr. Zheng holds a Hong Kong special administrative region passport and resides in Hong Kong.

We believe Mr. Zheng is qualified to serve on our board of directors due to his substantial investment and experience and background.

Dr. Kai Xiong, our Chief Executive Officer and director, has more than two decades of experience in investments, risk management, marketing and operations in the financial services industry. Dr. Xiong joined Keywise in 2010 and is currently a Managing Partner, responsible for multiple management functions, including capital market deal sourcing, management due diligence, new business development, regulatory policy assessment, investor relations, and personnel and culture development within the firm, splitting his time among Hong Kong, Beijing and the U.S. Dr. Xiong works closely with Mr. Zheng in the daily management of the firm and building a strong culture for the firm’s long-term success. Prior to joining Keywise, Dr. Xiong worked in New York City as a Senior Vice President at Citigroup, a Senior Director at E*Trade, and a Vice President at JPMorgan Chase for more than over 10 years combined, responsible for developing risk management, marketing and sales strategies for various financial products using advanced quantitative methodology and statistical modeling. Before moving to the United States, Dr. Xiong worked at National Development and Reform Commission of China (NDRC) in Beijing for five years. Dr. Xiong holds a B.A. in Economics from Peking University, an MBA from Columbia University, and a Ph.D. in Economics from State University of New York at Buffalo. Dr. Xiong is a U.S. permanent resident with a Hong Kong special administrative region passport residing in the United States and in Hong Kong.

We believe Dr. Xiong is qualified to serve on our board of directors because of his significant investment, risk management, marketing and operations experience.

Dr. Jing Lu, our Chief Financial Officer, has more than 20 years of experience in the financial service industry. Dr. Lu has served as a Managing Director and then Chief Operating Officer of China Bridge Capital USA, a PE/VC investment advisory company specialized in innovative technologies from 2017 to 2019 and then from 2021 to 2022. She also served as Chief Investment Officer for the New Hope Fertility Center (NHFC) from 2019 to 2021, sourcing and managing PE investments, bank loans and government PPP loans. Prior to China Bridge Capital, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017.

Dr. Lu was an Executive Director at CIBC World Markets in 2001 working on corporate securities. Between 1998 and 2001, Dr. Lu worked at the Federal Reserve Bank of New York as a bank regulator and supervisor, working on Basel Capital Accords as well as examining banks’ implementation of the Basel Accords. Before moving to New York, Dr. Lu was a professor of economics at York University in Canada for four years, specializing her teaching and research in Macroeconomics, Institutional Economics, and Econometrics. Dr. Lu holds Ph.D. and M.A. in economics from Western University in Canada, B.A in World Economy from Fudan University in China. Dr. Lu is a U.S. citizen and resident of the State of New York.

Mr. Mark Taborsky, one of our independent directors, is the founder and managing partner of MarkerTree Capital, an investment firm he started in 2016 specializing in creating and managing custom and thematic investment portfolios for institutional investors. Mr. Taborsky has over 25 years of investment experience as a senior investment professional, most recently at Stanford Management Company, Harvard Management Company, PIMCO, and BlackRock. At BlackRock, from 2011 to 2016, he was a Managing Director and the CIO for global asset allocation clients in the US and Asia. At PIMCO, from 2008 to 2011, he led the successful buildout of its liquid asset allocation strategy. At Harvard Management Company, from 2006 to 2008, he was a Managing Director and head of external investments. At Stanford Management Company, from 2001 to 2006, he was a Managing Director and oversaw the absolute return and fixed income portfolios and internal trading. He was also their first CFO. Mr. Taborsky is a CFA charter holder. Mr. Taborsky holds an MBA in Finance and Policy with honors from The University of Chicago Booth School of Business and a B.Comm. in Joint Honors Economics and Finance with first-class honors from McGill University. Mr. Taborsky is a U.S. citizen and is a resident of the Commonwealth of Massachusetts.

We believe that Mr. Taborsky is qualified to serve on our board of directors due to his significant investment experience and leadership skills

Mr. Doug Rothschild, one of our independent directors, is a portfolio manager at Scoggin Management LP, a privately owned hedge fund sponsor, assisting in the management of its investment portfolio. Since joining Scoggin Management in 2002, he has focused on analyzing and investing in both public and private securities across all asset sectors. Mr. Rothschild was a senior advisor for MTech Acquisition Corp. from 2018 to 2019. Prior to joining Scoggin Management, Mr. Rothschild was an associate in the asset management group of Goldman Sachs from 1997 to 2002, where he focused on the real estate, lodging and gaming sectors. Mr. Rothschild is an active supporter of various charities specifically Sinai Schools for children with special needs, where he previously served as a Board Member and on the Executive Committee. Mr. Rothschild received a B.A. in Finance from the Sy Syms School of Business at Yeshiva University and is a CFA charter holder. Mr. Rothschild is a U.S. citizen and is a resident of the State of New Jersey.

We believe Mr. Rothchild is qualified to serve on our board of directors due to his substantial investment and securities analysis experience.

Dr. Mei Han, one of our independent directors, is an experienced business professional, with a successful 27 years career in global investment and wealth management. For 20 years, Dr. Han held various senior management roles with Capital Group, one of the world’s largest investment management firms with assets under management of USD2 trillion as of December 31, 2020, including Managing Director for Strategic Solutions. She was responsible for business development and strategic partnerships in major Asian markets, helping clients design strategic solutions and asset allocation recommendations. The key clients were sovereign wealth funds, central banks, pension funds, insurance companies, large commercial banks and securities companies. Dr. Han was a founding member of Capital Group’s China Committee and was one of the key members who planned and organized the opening of Capital Group’s representative office in Beijing in 2009. She was also the leader of Capital Group’s Asian Women Leadership Program. Since leaving Capital Group in 2017, Dr. Han has been advising and assisting several industry leading firms from China and Singapore, including Ucommune (co-working) and MCP Payment (digital payment), mainly on strategy, business network building and fund raising. Dr. Han is an independent director of Ucommune International Ltd. (Nasdaq: UK), the largest co-working company in China. Dr. Han holds a Bachelor Degree of Law from Peking University, an MBA degree from European University (now the EU Business School), and a Ph.D. in Business Administration from University of South Australia. Dr. Han is a citizen and resident of the Commonwealth of Singapore.

We believe Dr. Han is qualified to serve on our board of directors due to her extensive global investment and wealth management experience.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each (except for those directors appointed prior to our first general meeting of shareholders) serving a three-year term. The term of office of the first class of directors will expire at our first general meeting of shareholders, the term of office of the second class of directors will expire at our second general meeting of shareholders, and the term of office of the third class of directors will expire at our third general meeting of shareholders. We may not hold a general meeting of shareholders until after we consummate our business combination (unless required by Nasdaq). The term of office of the first class of directors, consisting of Doug Rothschild, will expire at our first general meeting of shareholders. The term of office of the second class of directors, consisting of Mark Taborsky and Mei Han, will expire at our second general meeting of shareholders. The term of office of the third class of directors, consisting of Fang Zhang and Kai Xiong, will expire at our third general meeting of shareholders. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our ordinary shares (or, prior to our business combination, holders of our Founder Shares).

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Chief Investment Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Taborsky, Mr. Rothschild and Dr. Han is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received or, prior to our business combination, will receive any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq and through the earlier of the consummation of our business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of up to $10,000 per month. In addition, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we will establish three standing committees, an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee, and a nominating committee, each comprised of independent directors.

Subject to phase in-rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised of solely independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Taborsky, Mr. Rothschild and Dr. Han serve as members of our audit committee. Mr. Taborsky chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. We believe that each of Mr. Taborsky, Mr. Rothschild and Dr. Han will meet the independent director standards under Nasdaq listing standards and Rule 10A-3 of the Exchange Act.

Each member of the audit committee is or will be financially literate and our board of directors has determined that Mr. Taborsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;
•	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or
•	investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Taborsky, Mr. Rothschild and Dr. Han serve as members of our compensation committee. Dr. Han chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. We believe that each of Mr. Taborsky, Mr. Rothschild and Dr. Han will meet the independent director standards under Nasdaq listing standards and Rule 10A-3 of the Exchange Act. We have adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s’ compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with

Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Mr. Taborsky, Mr. Rothschild and Dr. Han. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for a at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. Our code of ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for a business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
•	duty to exercise authority for the purpose for which it is conferred;
•	duty to not improperly fetter the exercise of future discretion;
•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Potential investors should also be aware of the following potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “Item 10. Directors, Executive Officers and Corporate Governance.”
•	Our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the completion of our business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our business combination within 18 months after the IPO Closing Date. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our business combination within the prescribed time frame. If we do not complete our business combination within such applicable time period, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our initial shareholders until the earliest of (a) 180 days after the completion of our business combination and (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. With certain limited exceptions, the private warrants and the Class A ordinary shares underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares, rights and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.
•	Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our business combination or we have failed to complete our business combination within 18 months after the IPO Closing Date.
•	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, certain our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a summary of the entities and businesses to which certain of our officers and directors currently have fiduciary duties or contractual obligations:

•	Fang Zheng currently has fiduciary duties or contractual obligations to: Keywise Capital Management (HK) Limited; Keywise Capital Management (Tianjin) Limited; Keywise Capital Management (Beijing) Ltd; ARCHina Capital Partners; Key Arch Capital Management Limited; ARCH Digital Limited; Beijing Arch Technology Culture Company Limited; Diandianqu Technology Company Limited; Xugu Future Technology (Beijing) Co., Ltd; Beijing Golden Alpha Technology Company Limited; Lushu (Beijing) Technology Co. Ltd; Shenzhen Kaihua Lianyi Cultural Industry Fund Enterprise (Limited Partnership); Xiamen Fantai Startup Investment Management Company Limited; Carbon, Inc.; and Xjet Ltd.

•	Kai Xiong currently has fiduciary duties or contractual obligations to Keywise Capital Management (HK) Limited.
•	Mark Taborsky currently has fiduciary duties or contractual obligations to MarkerTree Capital LLC.
•	Doug Rothschild currently has fiduciary duties or contractual obligations to Scoggin Management LP.
•	Mei Han currently has fiduciary duties or contractual obligations to Ucommune International Ltd.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity chooses not to pursue the opportunity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination.

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our business combination with such a company, we would obtain an opinion from an independent investment banking firm or from another entity that commonly renders valuation opinions, that such a business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete a business combination.

Further, commencing on the date that our securities are first listed on the Nasdaq and through the earlier of the consummation of our business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of up to $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our business combination to our public shareholders for a vote, our initial shareholders, officers and directors and their affiliates have agreed, pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares (and their permitted transferees will agree) and any public shares held by them in favor of our business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the Trust Account or (ii) consummate a business combination.

Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our business combination and our liquidation, we have agreed to pay an affiliate of our Sponsor up to $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to a business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our business combination.

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our named executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the private placement warrants.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares
Keyarch Global Sponsor Limited	2,800,000	(2)(3)	18.5%
Fang Zheng	2,800,000	(2)(3)	18.5%
Kai Xiong	—	(4)	—
Jing Lu	—	(4)	—
Mark Taborsky	25,000	(4)	0.2%
Doug Rothschild	25,000	(4)	0.2%
Mei Han	25,000		0.2%
Space Summit Capital LLC	995,000	(5)	6.58%
All officers and directors as a group (6 individuals)	2,875,000		18.59%

(1) Unless otherwise noted, the business address of each of the following entities or individuals is 275 Madison Avenue, 39th floor, New York, New York 10016.

(2) Interests shown consist solely of Founder Shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our business combination on a one-for-one basis, subject to adjustment.

(3) Represents the shares directly held by Keyarch Global Sponsor Limited, our sponsor and the record holder of such shares. Mr. Fang Zheng is the majority shareholder of our sponsor. As such, he may be deemed to have beneficial ownership of the Founder Shares held directly by our sponsor. Mr. Zheng disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4) Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.

(5) Shares beneficially owned are based on the Schedule 13G filed with the SEC on January 26, 2022, by Space Summit Capital LLC, which information has not been independently confirmed. The address of Space Summit Capital LLC, as reported in the Schedule 13G is 15455 Albright Street, Pacific Palisades, CA 90272.

Our initial shareholders beneficially own approximately 20% of the then issued and outstanding ordinary shares. Prior to our business combination, only holders of our Founder Shares have the right to vote on the appointment of directors, and holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

In connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit, generating gross proceeds to us of approximately $5.5 million in the aggregate. Each whole private warrant contained within the private placement units entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The purchase price of the private placement units have been added to the proceeds from our Initial Public Offering to be held in the Trust Account. If we do not complete our business combination within 18 months from the IPO Closing Date, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. The private placement units are subject to the transfer restrictions described below.

Our sponsor, our officers, and our directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares, EBC Founder Shares, and Private placement units

The Founder Shares, private placement units, the Class A ordinary shares included in the private placement units and any Class A ordinary shares issued upon conversion or exercise of the private warrants are each subject to transfer restrictions pursuant to lock-up provisions and transfer restrictions in the letter agreement with us entered into by our initial shareholders. Our sponsor and each member of our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) 180 days after the completion of our business combination and (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and, in the case of the private placement units and the underlying securities, have agreed not to transfer, assign or sell the private placement units and the underlying securities until 30 days after the completion of our business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any partners of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our business combination; (g) by virtue of the laws of Cayman Islands or our sponsor’s articles of association, as amended, upon liquidation of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our business combination; provided, however, that in the case of clauses (a) through (e) and (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions.

The EBC Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following January 24, 2022 to Rule 5110(e)(1) of the FINRA Manual.

Registration Rights

The holders of the Founder Shares and any underlying ordinary shares, EBC Founder Shares, private placement units (and their component parts and securities underlying those component parts) and any units that may be issued on conversion of working capital loans (and their component parts and securities underlying those component parts) will be entitled to registration rights pursuant to a registration rights agreement to be signed on January 24, 2022 requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities.

Notwithstanding anything to the contrary, EarlyBirdCapital, Inc. may only make a demand on one occasion and only during the 5-year period beginning on January 24, 2022. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act; provided, however, that EarlyBirdCapital, Inc. may participate in a “piggy-back” registration only during the 7-year period beginning on January 24, 2022. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In July 2021, our sponsor paid $25,000, or $0.009 per share, to cover certain of our offering and formation costs in exchange for 2,875,000 Founder Shares. Our Sponsor owns approximately 18.5% of our issued and outstanding shares.

Private Placement Units

In connection with our Initial Public Offering and the Over-Allotment Option, our Sponsor and EarlyBirdCapital and their designees have in a private placement purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our Sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit, generating gross proceeds to us of approximately $5.5 million in the aggregate.

Conflicts of Interest

As more fully discussed in the section of this Annual Report entitled “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Administrative Services Agreement

We currently maintain our executive offices at 275 Madison Avenue, 39th floor New York, New York 10016. Commencing on the date that our securities are first listed on Nasdaq and through the earlier of the consummation of our business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

No compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans and Advances

Prior to the IPO Closing Date, our Sponsor agreed to loan us up to $150,000 to be used for a portion of the expenses of our Initial Public Offering. We borrowed approximately $150,000 under the promissory note with our Sponsor. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2022 and the IPO Closing Date. The loan was repaid at the IPO Closing Date out of the offering proceeds not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Registration Rights

We have entered into a registration rights agreement with our Sponsor and EarlyBirdCapital with respect to any Class A ordinary shares underlying the Founder Shares, any private placement units (and their component parts and securities underlying those component parts), any EBC Founder Shares and any units issued upon conversion of working capital loans (their component parts and securities underlying those component parts).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Taborsky, Mr. Rothschild and Dr. Han is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period Ended December 31, 2021
Audit Fees(1)	$92,250
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$92,250

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

(1)           Financial Statements:

(2)           Financial Statements Schedule: None

(3)           Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of Keyarch Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
4.5	Specimen Rights Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
4.6	Public Warrant Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
4.7	Private Warrant Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

Exhibit Number	Description
4.8	Rights Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.1	Letter Agreement, dated January 24, 2022, among the Company, its officers and directors, EarlyBirdCapital and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.2	Investment Management Trust Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.3	Registration Rights Agreement, dated January 24, 2022, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.4	Administrative Services Agreement, dated January 24, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.5	Private Placement Units Purchase Agreement, dated January 24, 2022, between the Company, the Sponsor and EarlyBirdCapital (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2022	KEYARCH ACQUISITION CORPORATION

	By:	/s/ Kai Xiong
Kai Xiong
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai Xiong	Chief Executive Officer and Director	March 30, 2022
Kai Xiong	(Principal Executive Officer)

/s/ Jing Lu	Chief Financial Officer	March 30, 2022
Jing Lu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fang Zheng	Chairman of the Board of Directors	March 30, 2022
Fang Zheng

/s/ Mei Han	Director	March 30, 2022
Mei Han

/s/ Doug Rothschild	Director	March 30, 2022
Doug Rothschild

/s/ Mark Taborsky	Director	March 30, 2022
Mark Taborsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Keyarch Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Keyarch Acquisition Corporation (the Company) as of December 31, 2021, and the related statements of operations, shareholders’ equity, and cash flows as of and for the period from April 23, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 23, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 8 to the financial statements, subsequent to the date of the financial statements, the registration statement for the Company’s IPO was declared effective. Our opinion is not modified with respect to this matter.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2022

KEYARCH ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2021

Assets:
Current assets:
Cash	$9,168
Total current assets	9,168
Deferred offering costs associated with initial public offering	933,978
Total assets	$943,146
Liabilities and Shareholders’ Equity:
Current liabilities:
Accrued expenses	$394,126
Due to affiliates	383,852
Note payable—related party	150,000
Total current liabilities	927,978

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 200,000 issued and outstanding	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	287
Additional paid-in capital	26,493
Accumulated deficit	(11.632)
Total Shareholders’ Equity	15,168
Total Liabilities and Shareholders’ Equity	$943,146

(1)	This number includes up to 375,000 shares of Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2022, the over-allotment was exercised in full resulting in no Class B ordinary shares being forfeited.

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period from April 23, 2021 (inception) through December 31, 2021

General and administrative expenses	$11,632

Net loss	$(11,632)
Weighted average shares outstanding, basic and diluted (1)	2,612,253
Basic and diluted net loss per share	$(0.00)

(1)	This number excludes up to 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2022, the over-allotment was exercised in full resulting in no Class B ordinary shares being forfeited.

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from April 23, 2021 (inception) through December 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—April 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	2,875,000	287	24,713	—	25,000
Issuance of Class A ordinary shares to Underwriter	200,000	20	—	—	1,780	—	1,800
Net loss	—	—	—	—	—	(11,632)	(11,632)
Balance—December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168

(1)	This number includes up to 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter. On February 8, 2022, the over-allotment was exercised in full resulting in no Class B ordinary shares being forfeited.

The accompanying notes are an integral part of these financial statements

KEYARCH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from April 23, 2021 (inception) through December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(11,632)
Changes in operating assets and liabilities:
Accrued expenses	622
Due to Affiliates	606
Net cash used in operating activities	(10,404)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000
Proceeds from issuance of Class A ordinary shares to Underwriter	1,800
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Offering costs paid	(157,228)
Net cash provided by financing activities	19,572

Net increase in cash	9,168
Cash—beginning of the period	—
Cash—end of the period	$9,168

Supplemental disclosure of noncash activities:
Deferred offering costs included in due to affiliates	$383,246
Deferred offering costs included in accrued expenses	$393,504

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations and Going Concern

Keyarch Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on April 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on global disruptive technology and innovative services companies. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Keyarch Global Sponsor Limited, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on January 24, 2022 (the “Effective Date”). On January 27, 2022, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 500,000 Private Placement Units (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,000,000, in a private placement.

On February 8, 2022, the underwriters purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs.

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”), and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding shares of its Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”), sold in the IPO (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Share upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares (as defined below in Note 3) for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the initial business combination (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination.

Subsequent to the consummation of the IPO, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. EarlyBirdCapital has agreed to waive its rights to the cash fee payable to EarlyBirdCapital for services performed in connection with the initial business combination (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) could be less than $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2021, the Company had cash of $9,168 and a working capital deficit of $142,060. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On January 27, 2022, the Company consummated its IPO and private placement which generated gross proceeds of $105,000,000 and on February 8, 2022, the underwriters exercised their over-allotment option which generated gross proceeds of $15,450,000. Following the closing of the IPO, including the over-allotment, and the private placement, after deducting IPO transaction cost of $3,471,734, the Company placed $116,150,000 into the Trust Account and had approximately $1,019,303 held in the Company’s bank account available for working capital needs.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $9,168 as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of December 31, 2021, offering costs amounted to $933,978.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of Common Stocks outstanding during the period, excluding Common Stocks subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). On December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stocks and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

On January 27, 2022, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. On February 8, 2022, the company issued an additional 1,500,000 Units, at a purchase price of $10.00 per unit, in connection with the over-allotment option. Each Unit consists of one share of common stock, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary Shares at a price of $11.50 per share, subject to adjustment. Ten Public Rights will entitle the holder to one Class A ordinary share.

The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital), for an aggregate purchase price of $5,000,000, in a private placement (the “Private Placement”). Each whole Private Placement Unit will consists of one Class A ordinary share, one-half of one warrant (the “Private Warrant”) and one right (the “Private Rights”). The proceeds from the Private Placement Units were added to the proceeds from the IPO held in the Trust Account. On February 8, 2022, the underwriters fully exercised the over-allotment option and the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

Note 5 - Related Party Transactions

Founder Shares

On June 27, 2021, the Sponsor paid $25,000, to cover certain offering costs in consideration for 2,875,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

The initial shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (A) 180 days after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

EBC Founder Shares

On August 12, 2021, the Company issued to EarlyBirdCapital and/or its designees 200,000 shares of Class A ordinary shares (the “EBC Founder Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the EBC founder shares to be $1,800 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC founder shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The EBC founder shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the IPO except to any underwriter and selected dealer participating in the IPO and their officers or partners, associated persons or affiliates.

Related Party Loans and Due to Affiliate

On June 16, 2021, the Sponsor agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2022, or the completion of the IPO. During the month of September 2021, the Sponsor transferred the outstanding sponsor line of credit of $15,625 to Keywise Capital Management (HK) Limited (the “Affiliate”). Prior to July 6, 2021, the Sponsor had an arrangement with the Affiliate regarding payment to be made by the Affiliate for certain costs of the Company on behalf of the Sponsor which will be adjusted with the Note. However, once the bank account of the Sponsor and the Company was open, the Affiliate agreed with the Sponsor and the Company that such amount will be paid directly to them.

On October 4, 2021, the Sponsor funded $150,000 to the Company pursuant to the promissory note executed by the Company on June 16, 2021. The note was paid in full on January 27, 2022.

Further, during the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. As of December 31, 2021, the Company had $383,852 outstanding as Due to Affiliate.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2021, no Working Capital Loans were outstanding.

Support Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A ordinary shares) pursuant to a registration rights agreement signed on January 24, 2022. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option beginning January 24, 2022, to purchase up to an additional 1,500,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 8, 2022, the underwriters exercised their over-allotment option in full and purchased an additional 1,500,000 units at $10.00 per unit.

On January 27, 2022, the Company paid a fixed underwriting discount of $2,000,000 and on February 8, 2022, it paid an additional $300,000 of underwriting fees arising from the sale of the over-allotment units.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of IPO (exclusive of any applicable finders’ fees which might become payable). In addition, the Company may engage EarlyBirdCapital as an advisor in connection with introducing a target business to us. If we engage EarlyBirdCapital and it introduces us to the target business with whom we complete our initial business combination, EarlyBirdCapital will receive a cash fee equal to 1% of the total consideration payable in the initial business combination.

Note 7 - Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary shares - The Company is authorized to issue 180,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 200,000 shares of Class A ordinary shares issued or outstanding.

Class B Ordinary shares -The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 2,875,000 shares of Class B ordinary shares issued and outstanding. Of the 2,875,000 shares of Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding common stock after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into shares of the Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Note 8 - Subsequent Events

The Company has evaluated subsequent events through March 31, 2022, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those noted below.

On January 24, 2022, the registration statement for the Company’s IPO was declared effective (the “Effective Date”).

On January 27, 2022, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and EarlyBirdCapital, Inc., generating total gross proceeds of $5,000,000.

On February 8, 2022, the underwriters purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, the Company completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, Inc., at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000.

On March 1, 2022, the company announced that, commencing on March 3, 2022, holders of the units sold in our IPO and the Over-Allotment Option may elect to separately trade the public shares, public warrants and public rights included in the units. The public shares, public warrants and public rights that are separated trade on The Nasdaq Global Market (“Nasdaq”) under the symbols “KYCH,” “KYCHW” and “KYCHR” respectively. Those units not separated will continue to trade on Nasdaq under the symbol “KYCHU.”