Form 10-Q
period 2022-03-31
Keyarch Acquisition Corp
filed 2022-05-16
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41243

KEYARCH ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1600074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 Madison Avenue, 39th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 434-2030

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, one-half of one redeemable warrant and one right	KYCHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KYCH	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KYCHW	The Nasdaq Stock Market LLC
Rights to receive one-tenth of one Class A Ordinary Share included as part of the units	KYCHR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$631,522	9,168
Prepaid expenses	352,174	—
Total current assets	983,696	9,168
Prepaid expenses – non-current	88,748	—
Investments held in Trust Account	116,158,928	—
Deferred offering costs	—	933,978
Total Assets	$117,231,372	943,146

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$598,095	394,126
Due to affiliates	—	383,852
Note payable—related party	—	150,000

Total current liabilities	598,095	927,978

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 and no shares at redemption value of $10.10 per share as of March 31, 2022 and December 31, 2021 respectively	116,150,000	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 and 200,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	75	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	287	287
Additional paid-in capital	854,704	26,493
Accumulated deficit	(371,789)	(11,632)
Total Shareholders’ Equity	483,277	15,168
Total Liabilities and Shareholders’ Equity	$117,231,372	943,146

The accompanying notes are an integral part of these unaudited financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months Ended
March 31,
2022
General and administrative expenses	$369,085
Total Expenses	369,085
Loss from Operations	$(369,085)

Other Income:
Interest earned on investment held in Trust Account	8,928

Net Loss	(360,157)

Weighted average shares outstanding of redeemable ordinary shares	7,890,110
Basic and diluted net income per share, redeemable ordinary shares	$0.60
Weighted average shares outstanding of non-redeemable ordinary shares	3,452,363
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.48)

The accompanying notes are an integral part of these unaudited financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’

EQUITY/(DEFICIT)

THREE MONTH ENDED MARCH 31, 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of public units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of private placement units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of Ordinary Shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	75	2,875,000	287	854,704	(371,789)	483,277

The accompanying notes are an integral part of these unaudited financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three months ended
March 31,
2022

Cash Flows from Operating Activities:
Net loss	$(360,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(8,928)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	509,099
Prepaid assets	(440,922)
Net cash used in operating activities	(300,908)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)
Net cash used in investing activities	$(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	115,000,000
Proceeds from sale of private placement units	5,450,000
Payment of underwriters’ commissions	(2,300,000)
Payment of offering costs	(926,738)
Repayment on promissory note to related party	(150,000)
Net cash provided by financing activities	$117,073,262

Net change in cash	$622,354
Cash—beginning of the period	9,168
Cash—end of the period	$631,522

Supplemental disclosure of non-cash investing and financing activities:
Allocation of offering costs to ordinary shares subject to redemption	$3,105,119
Reclassification of ordinary shares subject to redemption	$102,856,000
Remeasurement adjustment on redeemable ordinary shares	$16,399,119

The accompanying notes are an integral part of these unaudited financial statements

KEYARCH ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Business Operation

Keyarch Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on April 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on global disruptive technology and innovative services companies. However, our Amended and Restated Memorandum and Articles of Incorporation provides that we shall not undertake our initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Keyarch Global Sponsor Limited, a Cayman Islands limited liability company (the “Sponsor”).

Financing

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 500,000 private placement units (“Private Placement Units”) (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital, Inc., the representative of the underwriters of the IPO (“EarlyBirdCapital”)) at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $5,000,000, in a private placement (“Private Placement”).

On February 8, 2022, the underwriters purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000.

Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs.

As of March 31, 2022, cash of $631,522 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Trust Account

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”), and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company

Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

Business Combination

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the definitive agreement for the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of its outstanding Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”), sold in the IPO (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the initial Business Combination (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Incorporation (the “Amended and Restated Memorandum and Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

Liquidation

If the Company is unable to complete a Business Combination by July 27, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Management Liquidity Plans

As of March 31, 2022, the Company had cash of $631,522 and working capital of approximately $385,601. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements as of March 31, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart the Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in interest earned on interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $3,471,734 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $3,105,119 was allocated to the Public Shares and charged to temporary equity, and $366,615 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022, 11,500,000 common shares subject to possible redemption are presented at redemption value of $10.10 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At March 31, 2022, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares	(3,105,119)
Plus:
Accretion of carrying value to redemption value	16,399,119
Ordinary shares subject to possible redemption	116,150,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

Three month ended
March 31, 2022
Net Loss	(360,157)
Accretion of temporary equity into redemption value	(16,399,119)
Net loss including accretion of equity into redemption value	(16,759,276)

	Three month ended March 31, 2022
	Redeemable	Non-Redeemable
	Shares	Shares
Basic and diluted net income/(loss) per share: Numerators:
Allocation of net loss including accretion of temporary equity	(11,658,175)	(5,101,101)
Accretion of temporary equity to redemption value	16,399,119	—
Allocation of net income/(loss)	4,740,944	(5,101,101)

Denominators:
Weighted-average shares outstanding	7,890,110	3,452,363
Basic and diluted net income/(loss) per share	0.60	(1.48)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 3 – Initial Public Offering

On January 27, 2022, the Company sold 10,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Ten Public Rights will entitle the holder to one Class A ordinary share at the closing of the Business Combination.

On February 8, 2022, the underwriters purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000.

The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. (see Note 7)

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital), for an aggregate purchase price of $5,000,000, in a private placement. Each whole Private Placement Unit will consists of one Class A ordinary share, one-half of one warrant (the “Private Warrant”) and one right (the “Private Rights”). On February 8, 2022, the underwriters fully exercised the over-allotment option and the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Certain of the proceeds from the Private Placement Units were added to the proceeds from the IPO held in the Trust Account.

If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

Note 5 - Related Party Transactions

Founder Shares

On June 27, 2021, the Sponsor paid $25,000, to cover certain offering costs in consideration for 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (A) 180 days after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

EBC Founder Shares

On August 12, 2021, the Company issued to EarlyBirdCapital and/or its designees 200,000 Class A ordinary shares (the “EBC Founder Shares”) at a price of $0.0001 per share. The Company estimated the fair value of the EBC Founder Shares to be $1,800 based upon the price of the founder shares issued to the Sponsor. The holders of the EBC Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

Further, during the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. The Company settled the amount due to affiliates with the IPO proceeds. As of March 31, 2022, the Company had $0 outstanding as Due to Affiliate.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three month period ended March 31, 2022, the Company paid $20,000 for administrative and support services.

Note 6 - Commitments and Contingencies

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty

Registration Rights

The holders of Founder Shares, Private Placement Units and Units that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A ordinary shares) pursuant to a registration rights agreement signed on January 24, 2022. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 - Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 745,000 and 200,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein.

Warrants

Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial Business Combination and expiring five years from after the completion of an initial Business Combination. No fractional warrant will be issued and only whole warrants will trade.

In addition, if (x) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price and the $18.00 per share redemption trigger price described below under “Redemption” will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If a registration statement is not effective within 60 days following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Note 8 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted)	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	116,158,928	116,158,928	—	—

Note 9 - Subsequent Events

The Company has evaluated subsequent events through May 16, 2022, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Keyarch,” “our,” “us” or “we” refer to Keyarch Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. However, our Amended and Restated Memorandum and Articles of Incorporation provides that we shall not undertake our initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

Our sponsor is Keyarch Global Sponsor Limited, a Cayman Islands limited liability company. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to March 31, 2022 were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $360,157, which consists of loss of approximately $369,085 derived from general and administrative expenses offset by interest earned on investment held in trust account of approximately $8,928.

Liquidity and Capital Resources

On January 27, 2022, we consummated our IPO of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement to the Sponsor and EarlyBirdCapital, generating total gross proceeds of $5,000,000.

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs.

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.00 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”),

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. These units would be identical to the private units issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of March 31, 2022, we had marketable securities held in the Trust Account of $116,158,928 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2022, the Company had cash of $631,522 and working capital of approximately $385,601. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial stockholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Related Party Transactions

Private Placement Units

On January 27, 2022, our Sponsor and EarlyBirdCapital purchased an aggregate of 500,000 private units (including 450,000 private units purchased by our sponsor and 50,000 private units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $5,000,000 in the aggregate.

On February 8, 2022, our Sponsor and EarlyBirdCapital purchased an aggregate of 45,000 private units (including 40,500 private units purchased by our Sponsor and 4,500 private units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $450,000 in the aggregate. Each unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole private warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Ten rights will entitle the holder to one Class A ordinary share at the closing of the Business Combination.

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three month period ended March 31, 2022, the Company paid $20,000 for administrative and support services.

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares and any underlying ordinary shares, EBC Founder Shares, private units (and their component parts and securities underlying those component parts) and any units that may be issued on conversion of working capital loans (and their component parts and securities underlying those component parts) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of our IPO requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on February 8, 2022.

EarlyBirdCapital were entitled to an underwriting discount of $0.20 per Unit, or $2 million in the aggregate, paid upon the closing of the IPO. Additionally, we have engaged EarlyBirdCapital as an advisor in connection with our Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of our IPO. In addition, we may engage EarlyBirdCapital as an advisor in connection with introducing a target business to us. If we engage EarlyBirdCapital and it introduces us to the target business with whom we complete our initial Business Combination, EarlyBirdCapital will receive a cash fee equal to 1% of the total consideration payable in the initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs are allocated between the Public Shares, Public Warrants and Public Rights based on the estimated fair values of Public Shares, Public Warrants and Public Rights at the date of issuance.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth in our Prospectus filed with the SEC on January 26, 2022 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022, which could materially affect our business, financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2022, we consummated our IPO of 10,000,000 Units, and on February 8, 2022, we sold an additional 1,500,000 Units pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one Public Share, one-half of one Public Warrant and one Public Right. Each whole Public Warrant entitles the holder thereof to purchase one Public Share at an exercise price of $11.50 per share. Ten Public Rights will entitle the holder to one Class A ordinary share at the closing of the Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. On January 20, 2021, simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 500,000 Private Placement Units to our Sponsor and EarlyBirdCapital, with an additional 45,000 Private Placement Units sold on February 8, 2022 pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $5,450,000.

Following the closing of our IPO and the over-allotment option, $116,150,000 from the net proceeds of the sale of the Units in our IPO, the exercise of the over-allotment option and the sale of the Private Placement Units was placed in a Trust Account established for the benefit of our public shareholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our IPO and the Private Placement as is described in the Company’s final prospectus related to our IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*

Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYARCH ACQUISITION CORPORATION

Date: May 16, 2022	/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)