Form 10-Q
period 2022-06-30
Keyarch Acquisition Corp
filed 2022-08-11
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2022, there were 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3

	Unaudited Condensed Statement of Operations for the three and six months ended June 30, 2022 and for the period from April 23, 2021 (inception) through June 30, 2021	4

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and for the period from April 23, 2021 (inception) through June 30, 2021	5

	Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2022, and for the period from April 23, 2021 (inception) through June 30, 2021	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Control and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I – FINANCIAL INFORMATION

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$356,891	9,168
Prepaid expenses	358,295	—
Total current assets	715,186	9,168
Prepaid expenses – non-current	19,127	—
Investments held in Trust Account	116,323,892	—
Deferred offering costs	—	933,978
Total Assets	$117,058,205	943,146

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$240,050	394,126
Due to affiliates	10,000	383,852
Note payable—related party	—	150,000

Total current liabilities	250,050	927,978

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 and no shares at redemption value of $10.10 per share as of June 30, 2022 and December 31, 2021, respectively	116,323,892	—

Deferred legal fee	2,094	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 and 200,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively	75	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	287	287
Additional paid-in capital	986,124	26,493
Accumulated deficit	(504,317)	(11,632)
Total Shareholders’ Equity	482,169	15,168
Total Liabilities and Shareholders’ Equity	$117,058,205	943,146

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM APRIL

23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Three Months	Six Months Ended	From April 23, 2021
	Ended	June 30,	(inception) through
	June 30, 2022	2022	June 30, 2021
General and administrative expenses	$123,798	$492,883	$1,201
Total Expenses	123,798	492,883	1,201
Loss from Operations	(123,798)	(492,883)	(1,201)

Other Income:
Bank interest income	$198	$198	$—
Income earned on investment held in Trust Account	164,964	173,892	—

Net Profit/(Loss)	$41,364	$(318,793)	$(1,201)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	9,748,619	—
Basic and diluted net income per share, redeemable ordinary shares	$0.00	$0.43	$—
Weighted average shares outstanding of non-redeemable ordinary shares	3,620,000	3,538,729	—

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.00)	$(1.26)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM APRIL

23, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of April 23, 2021 (inception)	—	$—	—	$—	—	$—	$—
Issuance of shares	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(1,201)	(1,201)
Balance as of June 30, 2021	—	—	—	—	—	(1,201)	(1,201)
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of public units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of private placement units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of Ordinary Shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	$75	2,875,000	$287	$854,704	$(371,789)	$483,277
Reversal of offering costs	—	—	—	—	131,420	—	131,420
Allocation of reversal of offering costs to ordinary shares subject to redemption	—	—	—	—	(117,542)	—	(117,542)
Addition for decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	—	117,542	—	117,542
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	—	—	—	—	—	(173,892)	(173,892)
Net profit	—	—	—	—	—	41,364	41,364
Balance as of June 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(504,317)	$482,169

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM APRIL 23, 2021

(INCEPTION) THROUGH JUNE 30, 2021

	Six months ended	From April 23, 2021
	June 30,	(inception) through
	2022	June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(318,793)	$(1,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost due to affiliate	—	1,201
Income earned on investment held in Trust Account	(173,892)	—
Deferred legal fee	2,094	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	396,050	—
Prepaid expenses	(377,422)	—
Due to affiliates	10,000	—
Net cash used in operating activities	(461,963)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in investing activities	$(116,150,000)	$—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,450,000	—
Payment of underwriters’ commissions	(2,300,000)	—
Payment of offering costs	(1,040,314)	—
Repayment on promissory note to related party	(150,000)	—
Net cash provided by financing activities	$116,959,686	$—

Net change in cash	$347,723	$—
Cash—beginning of the period	9,168	—
Cash—end of the period	$356,891	$—

Supplemental disclosure of non-cash investing and financing activities:
Allocation of offering costs to ordinary shares subject to redemption	$2,987,577	$—
Reclassification of ordinary shares subject to redemption	$102,856,000	$—
Remeasurement adjustment on redeemable ordinary shares	$16,281,577	$—
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	$173,892	$—
Reversal of offering cost adjusted from additional paid in capital	$131,420	$—
Deferred offering costs included in due to affiliate	$—	$68,017
Deferred offering costs included in accrued offering costs	$—	$148,702
Deferred offering costs included in promissory note	$—	$15,625

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Business Operation

Keyarch Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on April 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on global disruptive technology and innovative services companies. However, the Company’s Amended and Restated Memorandum and Articles of Incorporation provides that it shall not undertake its initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On February 8, 2022, the underwriters purchased an additional 1,500,000 Units by exercising its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the full exercise of the over-allotment option, the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000.

Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the quarter ended June 30, 2022, the Company received discount amounting to $131,420 on outstanding transaction cost included within accounts payable and accrued expenses. This has been treated as reversal of transaction cost.

As of June 30, 2022, cash of $356,891 were held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Trust Account

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”), and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

Subsequent to the consummation of the IPO, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidation

If the Company is unable to complete a Business Combination by July 27, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Management Liquidity Plans

As of June 30, 2022 and December 31, 2021, the Company had cash of $356,891 and $9,168, respectively and working capital/(deficit) of $465,136 and ($918,810), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

In the beginning of February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of June 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on investment held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs were $3,471,734 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $3,105,119 was allocated to the Public Shares and charged to temporary equity, and $366,615 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity. During the quarter ended June 30, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022, 11,500,000 ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The

Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At June 30, 2022, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	173,892
Ordinary shares subject to possible redemption	116,323,892

* During the quarter ended June 30, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of Ordinary Shares subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Net Profit/(Loss)	41,364	(318,793)
Income earned on investment held in Trust Account	(164,964)	(173,892)
Accretion of carrying value to redemption value	—	(16,399,119)
Decrease in carrying value of redeemable shares due to reversal of offering costs	117,542	117,542
Net profit/(loss) including accretion of equity into redemption value	(6,058)	(16,774,262)

	Three months ended June 30,				For the period from April 23, 2021
	2022		Six months ended June 30, 2022		(inception) through June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(4,608)	(1,450)	(12,306,887)	(4,467,375)	—	—
Income earned on investment held in Trust Account	164,964	—	173,892	—
Accretion of carrying value to redemption value	—	—	16,399,119	—	—	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	(117,542)	—	(117,542)	—	—	—
Allocation of net income/(loss)	42,814	(1,450)	4,148,582	(4,467,375)	—	—

Denominators:
Weighted-average shares outstanding	11,500,000	3,620,000	9,748,619	3,538,729	—	—
Basic and diluted net income/(loss) per share	0.00	(0.00)	0.43	(1.26)	—	—

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation (see Note 7).

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital), for an aggregate purchase price of $5,000,000, in a private placement. Each whole Private Placement Unit consisted of one Class A ordinary share, one-half of one warrant (the “Private Warrant”) and one right (the “Private Rights”). On February 8, 2022, the underwriters fully exercised the over-allotment option and the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Certain of the proceeds from the Private Placement Units were added to the proceeds from the IPO held in the Trust Account.

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

Further, during the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. The Company settled the amount due to affiliates with the IPO proceeds. As of June 30, 2022, the Company had $10,000 outstanding as due to Affiliate for monthly administrative and support services as per agreement defined below.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, no Working Capital Loans were outstanding.

Administrative Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000 respectively for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial business combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. As of June 30, 2022 and December 31, 2021, the Company had $2,094 and $0, respectively as deferred legal fee.

Note 7 - Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 745,000 and 200,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$116,323,892	$116,323,892	$—	$—

As of December 31, 2021, there was no investment held in Trust Account.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through August 11, 2022, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to June 30, 2022 were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net profit of $41,364, which consists of loss of $123,798 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $164,964 and bank interest income of $198.

For the six months ended June 30, 2022, we had a net loss of $318,793, which consists of loss of $492,883 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $173,892 and bank interest income of $198.

For the period from April 23, 2021 (inception) through June 30, 2021, we had a net loss of $1,201, which consists of loss of $1,201 derived from general and administrative expenses.

Liquidity and Capital Resources

On January 27, 2022, we consummated our IPO of 10,000,000 units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a Private Placement to the Sponsor and EarlyBirdCapital, generating total gross proceeds of $5,000,000.

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Transaction costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the quarter ended June 30, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO.

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.00 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $116,323,892 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any income earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2022 and December 31, 2021, the Company had cash of $356,891 and $9,168, respectively and working capital/(deficit) of $465,136 and ($918,810), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying unaudited condensed financial statement has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000, respectively for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial business combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. As of June 30, 2022 and December 31, 2021, the Company had $2,094 and $0, respectively as deferred legal fee.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on January 26, 2022 (“Final Prospectus”) and (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of the Company’s Annual Report. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the Final Prospectus.

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

KEYARCH ACQUISITION CORPORATION

Date: August 11, 2022	/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)