Form 10-Q
period 2022-09-30
Keyarch Acquisition Corp
filed 2022-11-08
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, there were 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Statement of Operations for the three and nine months ended September 30, 2022 and for the period from April 23, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and for the period from April 23, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2022 and for the period from April 23, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$255,200	9,168
Prepaid expenses	267,592	-
Total current assets	522,792	9,168

Investments held in Trust Account	116,849,084	-
Deferred offering costs	-	933,978
Total Assets	$117,371,876	943,146

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$214,109	394,126
Due to affiliates	10,000	383,852
Note payable—related party	—	150,000

Total current liabilities	224,109	927,978

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 and no shares at redemption value of $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	116,849,084	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 and 200,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	75	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	287	287
Additional paid-in capital	986,124	26,493
Accumulated deficit	(687,803)	(11,632)
Total Shareholders’ Equity	298,683	15,168
Total Liabilities and Shareholders’ Equity	$117,371,876	943,146

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Three Months	Three Months		From April 23, 2021
	Ended September 30, 2022	Ended September 30, 2021	Nine Months Ended September 30,2022	(inception) throughSeptember 30, 2021
General and administrative expenses	$184,293	$10,431	$677,176	$11,632
Total Expenses	184,293	10,431	677,176	11,632
Loss from Operations	(184,293)	(10,431)	(677,176)	(11,632)

Other Income:
Bank interest income	807	—	1,005	—
Income earned on investment held in Trust Account	525,192	—	699,084	—

Net Profit/(Loss)	$341,706	$(10,431)	$22,913	$(11,632)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	—	10,338,828	—
Basic and diluted net income per share, redeemable ordinary shares	$0.03	$—	$0.42	$—
Weighted average shares outstanding of non-redeemable ordinary shares	3,620,000	2,608,696	3,566,117	2,562,112

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.00)	$(1.22)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM APRIL 23, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of April 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	287	24,713	—	25,000
Issuance of Class A ordinary shares to underwriter	200,000	20	—	—	1,780	—	1,800
Net Loss	—	—	—	—	—	(11,632)	(11,632)
Balance as of September 30, 2021	200,000	20	2,875,000	287	26,493	(11,632)	15,168
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of public units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of private placement units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of Ordinary Shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	$75	2,875,000	$287	$854,704	$(371,789)	$483,277
Reversal of offering costs	—	—	—	—	131,420	—	131,420
Allocation of reversal of offering costs to ordinary shares subject to redemption	—	—	—	—	(117,542)	—	(117,542)
Addition for decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	—	117,542	—	117,542
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	—	—	—	—	—	(173,892)	(173,892)
Net profit	—	—	—	—	—	41,364	41,364
Balance as of June 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(504,317)	$482,169
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	—	—	—	—	—	(525,192)	(525,192)
Net profit	—	—	—	—	—	341,706	341,706
Balance as of September 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(687,803)	$298,683

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM APRIL 23, 2021

(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Nine months ended September 30, 2022	From April 23, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net profit/(loss)	$22,913	$(11,632)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(699,084)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	370,109	11,052
Prepaid expenses	(267,592)	—
Due to affiliates	10,000	580
Net cash used in operating activities	(563,654)	—

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in investing activities	$(116,150,000)	$—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,450,000	—
Proceeds from issuance of Class A ordinary shares to underwriter	—	1,800
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Payment of underwriters’ commissions	(2,300,000)	—
Payment of offering costs	(1,040,314)	—
Repayment on promissory note to related party	(150,000)	—
Net cash provided by financing activities	$116,959,686	$26,800

Net change in cash	$246,032	$26,800
Cash—beginning of the period	9,168	—
Cash—end of the period	$255,200	$26,800

Supplemental disclosure of non-cash investing and financing activities:
Allocation of offering costs to ordinary shares subject to redemption	$2,987,577	$—
Reclassification of ordinary shares subject to redemption	$102,856,000	$—
Remeasurement adjustment on redeemable ordinary shares	$16,281,577	$—
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	$699,084	$—
Reversal of offering cost adjusted from additional paid in capital	$131,420	$—
Deferred offering costs included in due to affiliate	$—	$232,344
Deferred offering costs included in accrued offering costs	$—	$47,581
Deferred offering costs included in promissory note	$—	$256,279

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the nine month period ended September 30, 2022, the Company received discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as a reversal of offering costs.

As of September 30, 2022, cash of $255,200 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Going Concern and Management Liquidity Plans

As of September 30, 2022 and December 31, 2021, the Company had cash of $255,200 and $9,168, respectively and working capital/(deficit) of $298,683 and ($918,810), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of September 30, 2022 have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Offering Costs

Offering costs were $3,471,734 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $3,105,119 was allocated to the Public Shares and charged to temporary equity, and $366,615 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity. During the nine month period ended September 30, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022, 11,500,000 ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At September 30, 2022, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	699,084
Ordinary shares subject to possible redemption	$116,849,084

*	During the nine month period ended September 30, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of Ordinary Shares subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income/(Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Net Profit	$341,706	$22,913
Income earned on investment held in Trust Account	(525,192)	(699,084)
Accretion of carrying value to redemption value	—	(16,399,119)
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	117,542
Net loss including accretion of equity into redemption value	$(183,486)	$(16,957,748)

	Three months ended September 30, 2022		Three months ended September 30, 2021	Nine months ended September 30, 2022		For the period from April 23, 2021(inception) through September 30, 2021
	Redeemable	Non- Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(139,556)	$(43,930)	$(10,431)	$(12,608,697)	$(4,349,051)	$(11,632)
Income earned on investment held in Trust Account	525,192	—	—	699,084	—	—
Accretion of carrying value to redemption value	—	—	—	16,399,119	—	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	(117,542)	—	—
Allocation of net income/(loss)	385,636	(43,930)	(10,431)	4,371,964	(4,349,051)	(11,632)

Denominators:
Weighted-average shares outstanding	11,500,000	3,620,000	2,608,696	10,338,828	3,566,117	2,562,112
Basic and diluted net income/(loss) per share	$0.03	$(0.01)	$(0.00)	$0.42	$(1.22)	$(0.00)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Further, during the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. The Company settled the amount due to affiliates with the IPO proceeds. As of September 30, 2022, the Company had $10,000 outstanding as due to Affiliate for monthly administrative and support services as per agreement defined below.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, no Working Capital Loans were outstanding.

Administrative Services

The Company intends to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000 respectively for administrative and support services.

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

Note 7 - Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 745,000 and 200,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$116,849,084	$116,849,084	$—	$—

As of December 31, 2021, there was no investment held in Trust Account.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through November 8, 2022, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to September 30, 2022 were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net profit of $341,706, which consists of loss of $184,293 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $525,192 and bank interest income of $807.

For the three months ended September 30, 2021, we had a net loss of $10,431, which consists of loss of $10,431 derived from general and administrative expenses.

For the nine months ended September 30, 2022, we had a net profit of $22,913, which consists of loss of $677,176 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $699,084 and bank interest income of $1,005.

For the period from April 23, 2021 (inception) through September 30, 2021, we had a net loss of $11,632, which consists of loss of $11,632 derived from general and administrative expenses.

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

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the nine month period ended September 30, 2022, the Company received discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as a reversal of offering costs adjusted through additional paid-in capital considering the related offering costs charged against additional paid-in capital at the time of IPO.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $116,849,084 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any income earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022 and December 31, 2021, the Company had cash of $255,200 and $9,168, respectively and working capital/(deficit) of $298,683 and ($918,810), respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000, respectively for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial business combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. As of September 30, 2022 and December 31, 2021, the Company had $4,668 and $0, respectively as deferred legal fee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on January 26, 2022 (“Final Prospectus”), (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“Annual Report”), and (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

KEYARCH ACQUISITION CORPORATION

Date: November 8, 2022		/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2022		/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)