Form 10-K
period 2022-12-31
Keyarch Acquisition Corp
filed 2023-03-31
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Global Market was $113,376,810.00.

As of March 30, 2023, there were 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the Company’s (as defined below) amended and restated memorandum and articles of association adopted on January 12, 2022;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●

“Business Combination Marketing Fee” are to the cash fee of approximately $4.0 million payable by the Company to EarlyBirdCapital (as defined below) in connection with its provision of business combination marketing services;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Combination Period” are to the eighteen-month period, from the closing of the Initial Public Offering (as defined below) to July 27, 2023, that the Company has to consummate an initial business combination;

●	“Company,” “our Company,” “we,” “us,” or “our” are to Keyarch Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters (as defined below) of the Initial Public Offering;

●

“EBC Founder Shares” are to the 200,000 Class A ordinary shares issued by the Company to EarlyBirdCapital and its designees (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our business combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” );

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” are to the initial public offering that was consummated by the Company on January 27, 2022;

●	“initial shareholders” are to holders of our founder shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Closing Date” are to the closing date of the Initial Public Offering, January 27, 2022;

●	“IPO Note” are to the promissory note we issued to the sponsor of up to $150,000 on June 16, 2021 in connection with the expenses related to the Initial Public Offering;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Keywise” are to Keywise Capital Management (HK) Limited, an affiliate of our Company;

●	“Management” or our “management team” are to our executive officers and directors;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“Over-Allotment Option” are to the additional 1,500,000 units we issued on February 8, 2022 in connection with the closing of the underwriters’ full exercise of their over-allotment option;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“private placement units” are to the units issued to our sponsor in the private placement;

●	“private placement rights” are to the right, sold as part of the units in our private placement, to receive one-tenth of one Class A ordinary share upon the completion of a business combination;

●	“private placement warrants” are to the redeemable warrants sold as part of the units in our private placement (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“public shares” are to the Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public right” are to the right, sold as part of the units in our Initial Public Offering, to receive one-tenth of one Class A ordinary share upon the completion of a business combination;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 3, 2021, as amended, and declared effective on January 24, 2022 (File No. 333-261500);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are Keyarch Global Sponsor Limited, a Cayman Islands limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $116.2 million from the net proceeds of the sale of the units in the Initial Public Offering and the private placement was placed following the closing of the Initial Public Offering;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“underwriters” are to EarlyBirdCapital, Haitong International Securities (USA) Inc. and Revere Securities LLC;

●	“units” are to the units sold in our Initial Public Offering, which consist of one public share, one half of one public warrant and one public right;

●	“warrants” are to the public warrants and the private placement warrants; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated on April 23, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a business combination with one or more businesses or entities.

In July 2021, our sponsor paid $25,000, or approximately $0.009 per share, to cover certain expenses on our behalf in consideration of 2,875,000 Class B ordinary shares, par value $0.0001. The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. We have also issued to EarlyBirdCapital and its designees an aggregate of 200,000 Class A ordinary shares, par value $0.0001 = for nominal consideration.

On the IPO Closing Date, we consummated our Initial Public Offering of 10,000,000 units. Each unit consists of one public share, one half of one public warrant and one public right. Each whole warrant entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. Each public right entitles its holder to receive one-tenth of one Class A ordinary share upon the completion of a business combination. On February 8, 2022, we issued an additional 1,500,000 units in connection with the closing of the underwriters’ full exercise of their over-allotment option. The units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to us from the Initial Public Offering and the Over-Allotment Option of approximately $115.0 million.

On the IPO Closing Date, we completed the private sale of 500,000 private placement units (at a price of $10.00 per unit. Each private placement unit consists of one Class A ordinary share, one-half of one private placement warrant and one private placement right. Each whole private placement warrant entitles the holder thereof to purchase one of our Class A ordinary shares at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our business combination. Each private placement right entitles its holder to receive one-tenth of one Class A ordinary share upon the completion of a business combination. Of the 500,000 private placement units sold, 450,000 were purchased by our sponsor and 50,000 were purchased by EarlyBirdCapital. On February 8, 2022, we completed the private sale of an additional 45,000 private placement units in connection with the closing of the Over-Allotment Option. Of these additional 45,000 private placement units, 40,500 were purchased by our sponsor and 4,500 were purchased by EarlyBirdCapital. In total, the sales of private placement units in connection with our Initial Public Offering and the Over-Allotment Option generated aggregate gross proceeds to us of $5.5 million.

The warrants will become exercisable 30 days after the completion of our business combination; provided that we have an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or we permit holders to exercise their public warrants on a cashless basis under the circumstances specified in the warrant agreements), and will expire five years after the completion of our business combination or earlier upon redemption or liquidation.

Approximately $116.2 million of the net proceeds from our Initial Public Offering, the Over-Allotment Option and the private placement has been deposited in the Trust Account established for the benefit of our public shareholders. The amount to be distributed to public shareholders who redeem their public shares will not be reduced by the cash fee of approximately $4.0 million payable to EarlyBirdCapital (for services which include assisting us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introducing us to potential investors that are interested in purchasing our securities in connection with our business combination and assisting us with our press releases and public filings in connection with the business combination. We have also agreed to pay EarlyBirdCapital a cash fee in an amount equal to 1.0% of the total consideration payable in the business combination if it introduces us to the target business with whom we complete our business combination. Of the gross proceeds from our Initial Public Offering, the Over-Allotment Option and the private placement that were not deposited in the Trust Account, approximately $2.3 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

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

On March 1, 2022, we announced that, commencing on March 3, 2022, holders of the units sold in our Initial Public Offering and the Over-Allotment Option may elect to separately trade the public shares, public warrants and public rights included in the units. The public shares, public warrants and public rights that are separated trade on Nasdaq under the symbols “KYCH,” “KYCHW” and “KYCHR” respectively. Those units not separated will continue to trade on Nasdaq under the symbol “KYCHU.”

Our Company

Keyarch Acquisition Corporation is a blank check company incorporated as a Cayman Islands exempted company on April 23, 2021 for the purpose of effecting a business combination with one or more businesses or entities. We have not selected any specific business combination target, and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination with us.

While we may pursue a business combination target in any business or industry, we have targeted and expect to continue to target global disruptive technology and innovative services companies. Innovation has been a major driving force in the global economy. In areas such as artificial intelligence, autonomous driving and advanced manufacturing, innovative technology and services companies are changing the competitive space of existing industries and creating new industries at a record pace. For example, Level 4 autonomous driving is expected to become a reality in the next few years as a result of innovations such as remote sensing methods like Lidar (light detection and radar) and other AI technologies; and 3D printing technologies are transforming traditional manufacturing from mass production to mass customization. Innovative companies such as Tesla and Luminar have been growing significantly faster than companies in traditional industries, rewarding investors who have recognized the vision and conviction of such companies. Looking ahead, we expect disruptive technology and innovative services businesses to play even bigger roles in driving the global economy. Investors who have the expertise to find and evaluate such opportunities will continue to benefit from the trend.

While we may target disruptive technology and innovative services companies anywhere in the world, we are focused on companies in developed economies such as the U.S. and Israel, and Southeast Asia. However, our amended and restated memorandum and articles of association provides that we shall not undertake our business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). Developed economies such as the U.S. have been dominating in disruptive technology and services business innovations. Major breakthroughs in last several decades such as the internet, semiconductors, e-commerce, autonomous driving, electric cars, artificial intelligence and 3D printing all originated in the U.S. In addition to access to mature capital markets to fund innovations, developed countries such as the U.S. enjoy a vast talent pool and a long-established culture of entrepreneurships. They also have one of the largest markets to reward innovations once such innovations achieve commercial production. Going forward, we believe that countries such as the U.S. will continue to lead innovations and provide great opportunities for investors to take advantage of the trend.

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

We believe that our management team’s significant investment and transaction experience, combined with their strong relationships, give us key competitive strengths in the following areas:

●	Deep industry insights: investment expertise to understand technology trends and evaluate market potential of disruptive innovations in sectors we intend to focus on.

●	Strong sourcing capabilities: broad network and relationships providing access to acquisition opportunities globally.

●	Established research process: research methodology developed across multiple cycles and to generate returns consistently.

●	Long-term value creation: strong track record in collaborating with target management teams, forming strategic partnerships to enhance value for shareholders.

●	Execution and structuring capabilities: experience in both public and private markets in structuring and executing complicated deals with key stakeholders and service providers.

We believe that our team will add significant value to target companies. They have a strong track record in helping companies grow, and we believe this will give us a competitive edge when negotiating and structuring fair terms in a transaction with a target business. We intend to add value to target companies through engagement in multiple areas:

●	Strategic advice: leverage our deep industry insights, broad industry and transaction expertise and extensive network to provide strategic advice for the target’s organic growth and acquisitions.

●	Talent enhancement: identify and recruit management talent to support the target’s long-term success.

●	Geographic expansion: leverage our global network and relationships to help the target to expand beyond their initial and home markets.

●	Partnership expansion: leverage our industry know-how and broad reach to help create new strategic partnerships and collaborations.

●	Enabling capital market access: help optimize capital structure and secure funding from reputable investors and lenders for the target.

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

Initial Business Combination

We have until 18 months from the IPO Closing Date, or such later time as our shareholders may approve in accordance with our articles of association, to consummate our business combination. If we are unable to consummate our business combination within the Combination Period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Members of our management team and our independent directors and their affiliates directly or indirectly own ordinary shares and private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our business combination. Additionally, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including other blank check companies similar to our company, pursuant to which such officer or director may be required to present a business combination opportunity to such entity. Specifically, certain of our executive officers are affiliated with our sponsor and other entities that make, or are looking to make, investments in companies. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. Our management has evaluated several prospective targets and has been conducting substantive discussions with a prospective target regarding the possibility of a potential business combination with us. However, no definitive agreement has been reached with any prospective target as of the date of this Report. Additionally, we have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

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

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) at the time of the agreement to enter into the business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EarlyBirdCapital, Inc. as described elsewhere in this Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is) other than the up to $10,000 monthly administrative services fee paid by us to the sponsor, the $5,000 per month paid by the sponsor to Jing Lu, our Chief Financial Officer, for administrative services she performs for us and for the sponsor, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our business combination, the repayment of the IPO Note and reimbursement of any out-of-pocket expenses. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than that we may target disruptive technology and innovative services companies anywhere in the world and we intend to focus on companies in developed economies such as the U.S. and Israel, and Southeast Asia. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	the target business’s compliance with U.S. federal law;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that are made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

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

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Under the Nasdaq’s listing rules, shareholder approval would typically be required for our business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or 5% or greater shareholder has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target company or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the business combination, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2022 was $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the business combination. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our business combination with respect to our warrants. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of our business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or that would modify our obligation to redeem 100% of our public shares if we do not complete our business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

If we held a shareholder vote to approve our business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

If we seek shareholder approval, we will complete our business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their Founder Shares and public shares in favor of our business combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 3,940,001, or approximately 34.3% (assuming all issued and outstanding shares are voted) of the 11,500,000 public shares to be voted in favor of a business combination in order to have our business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or that would modify our obligation to redeem 100% of our public shares if we do not complete our business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our business combination which contain substantially the same financial and other information about the business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares(“Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the public shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only until the end of the Combination Period to consummate a business combination. If we have not consummated a business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a business combination within the Combination Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate a business combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest and other income earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $115,171 held outside the Trust Account as of December 31, 2022, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the private placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.25. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.25. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. An example of possible instances where we may engage a third-party that refuses to execute a waiver includes the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.25 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.25 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $115,171 as of December 31, 2022with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.25 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our business combination or to redeem 100% of our public shares if we do not complete our business combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-business combination activity., or (iii) if they redeem their respective shares for cash upon the completion of the business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a business combination or liquidation if we have not consummated a business combination within the Combination Period, with respect to such Class A ordinary shares so redeemed. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions that apply to us until the completion of our business combination. Our amended and restated memorandum and articles of association contains a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our business combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the completion of our business combination, we shall either (1) seek shareholder approval of our business combination at a meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein and provided that we shall not repurchase public shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of such business combination. Such obligation to repurchase public shares is subject to the completion of the proposed business combination to which it relates;

●	we will consummate our business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our business combination and, solely if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our business combination is not consummated within the Combination Period, then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our business combination, our amended and restated memorandum and articles of association provides that we may consummate our business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the Initial Public Offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.25 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.25 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our Registration Statement, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States. Fang Zhang, our Chairman and a member of our sponsor, and Kai Xiong, our Chief Executive Officer and director and a member of our sponsor, each holds a Hong Kong special administrative region passport and resides in Hong Kong;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

●	there is substantial doubt about our ability to continue as a “going concern.”

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, and (iii) Quarterly Report on form 10-Q for the quarterly period ended June 30, 2022, as filed with the SEC on August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 275 Madison Avenue, 39th floor New York, New York 10016. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(a) Market Information

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

(b) Holders

At March 23, 2022, there were four holders of record of our units, two holders of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our public warrants and two holders of record of our private placement units.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and private placement as described in the Registration Statement. Our specific investments in our Trust Account may change from time to time.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a business combination with one or more businesses. Our efforts to identify a prospective target business are not be limited to a particular industry or geographic location. However, our amended and restated memorandum and articles of incorporation provides that we shall not undertake our initial business combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private units, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to December 31, 2022 were organizational activities and those necessary to consummate the Initial Public Offering, described below. Following our Initial Public Offering , we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net profit of $843,672, which consists of loss of $860,419 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $1,701,869 and bank interest income of $2,222.

For the period from April 23, 2021 (inception) through December 31, 2021, we had a net loss of $11,632, which consists of loss of $11,632 derived from general and administrative expenses.

Liquidity and Capital Resources

On January 27, 2022, we consummated our Initial Public Offering of 10,000,000 units, at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of our Initial Public Offering , we consummated the sale of 500,000 private placement units at a price of $10.00 per private placement unit in the private placement to the sponsor and EarlyBirdCapital, generating total gross proceeds of $5,000,000.

On February 8, 2022, the underwriters in our Initial Public Offering purchased an additional 1,500,000 units to exercise its over-allotment option in full at a purchase price of $10.00 per unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the Over-Allotment Option, we completed the private sale of an aggregate of 45,000 private placement units to the sponsor and EarlyBirdCapital, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $450,000. Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the year ended December 31, 2022, we received discounts amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as a reversal of offering costs adjusted through additional paid-in capital considering the related offering costs charged against additional paid-in capital at the time of Initial Public Offering.

Following the closing of our Initial Public Offering and the sale of over-allotment units, an aggregate of $116,150,000 ($10.00 per unit) from the net proceeds and the private placement was held in the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Any such Working Capital Loans would be on an interest-free basis and would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. These units would be identical to the private units issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

As of December 31, 2022, we had marketable securities held in the Trust Account of $117,851,869 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any income earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of December 31, 2022 and December 31, 2021, the Company had cash of $115,171 and $9,168, respectively and working capital/(deficit) of $116,657 and ($918,810), respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering had been satisfied through proceeds from notes payable and advances from related party and from the issuance of our ordinary shares. Subsequent to the consummation of the Initial Public Offering, we expect that we will need additional capital to satisfy our liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. Although certain of the our initial shareholders, officers and directors or their affiliates have committed to loan the us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that we will receive such funds.

Accordingly, the financial statements and the notes thereto contained elsewhere in this Report have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements and the notes thereto contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the initial business combination. We cannot provide any assurance that its plans to raise capital or to consummate an initial business combination will be successful. Based on the foregoing, management believes that we will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial business combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Related Party Transactions

Founder Shares

On June 27, 2021, our sponsor paid $25,000, to cover certain offering costs in consideration for 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001. Up to 375,000 Founder Shares were subject to forfeiture by the sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then. On March 18, 2022, the sponsor transferred 25,000 Founder Shares to each of our three independent directors.

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

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the Initial Public Offering and through the earlier of consummation of the initial business combination or our liquidation, we agree to pay the sponsor a total of $10,000 per month for administrative and support services. For the year ended December 31, 2022, we incurred $110,000 for administrative and support services.

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares and any underlying Class A ordinary shares, EBC Founder Shares, private placement units (and their component parts and securities underlying those component parts) and any units that may be issued on conversion of Working Capital Loans (and their component parts and securities underlying those component parts) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of our Initial Public Offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the 5-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the 7-year period beginning on the effective date of the Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on February 8, 2022.

EarlyBirdCapital were entitled to an underwriting discount of $0.20 per unit, or $2 million in the aggregate, paid upon the closing of the Initial Public Offering. Additionally, we have engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital the Business Combination Marketing Fee, a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of our Initial Public Offering. In addition, we may engage EarlyBirdCapital as an advisor in connection with introducing a target business to us. If we engage EarlyBirdCapital and it introduces us to the target business with whom we complete our initial business combination, EarlyBirdCapital will receive a cash fee equal to 1% of the total consideration payable in the initial business combination.

Deferred Legal Fee

On April 1, 2022, we entered into letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with our efforts to identify, evaluate, negotiate, finance and consummate an initial business combination with an operating company or business to be determined by the Company. According to the engagement, we are billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000, and the balance of all fees being due upon consummation of a business combination. As of December 31, 2022 and December 31, 2021, we had $10,092 and $0, respectively as deferred legal fee.

Critical Accounting Policies

The preparation of the financial statements contained elsewhere in this Report related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.25 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of our balance sheet. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The statements of operations in the financial statements contained elsewhere in this Report include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs are allocated between the public shares, public warrants and public rights based on the estimated fair values of public shares, public warrants and public rights at the date of issuance.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Fang Zhang	58	Director (Chairman)
Kai Xiong	55	Chief Executive Officer and Director
Jing Lu	58	Chief Financial Officer
Mark Taborsky	56	Director
Doug Rothschild	46	Director
Mei Han	54	Director

The experience of our directors and executive officers is as follows:

Fang Zheng has served as the Founder and Chairman since inception. He is the Founder, Managing Director & CIO of Keywise, where he has served since July 2006. In his career, Mr. Zheng has been applying an institutional approach to investment, with a focus on information technology and services industries. He has developed deep insights and built strong industry connections in the global markets. Before Keywise, Mr. Zheng was a co-founder and portfolio manager at Neon Liberty Capital Management, an asset management firm based in New York City, investing in the Greater China markets on behalf of institutional investors in the U.S. Prior to co-founding Neon Liberty in 2002, Mr. Zheng was a Vice President and portfolio manager at the JP Morgan Emerging Market Equity Group. Mr. Zheng was responsible for the team’s investment strategy in the Asian small cap markets. An employee of JP Morgan for more than six years, Mr. Zheng began his career as an equity research analyst in Singapore, covering the financial and property sectors. Prior to joining JP Morgan, Mr. Zheng worked at the Ministry of Machinery and Electronics Industries and CITIC in China, and Rockefeller & Co., Inc. in New York as an equity analyst. Mr. Zheng holds a BA degree from the University of International Business & Economics in Beijing and an MBA from Harvard Business School and is a CFA charter holder. Mr. Zheng holds a Hong Kong special administrative region passport and resides in Hong Kong.

We believe Mr. Zheng is qualified to serve on our board of directors due to his substantial investment and experience and background.

Dr. Kai Xiong has served as our Chief Executive Officer and director since inception. He has more than two decades of experience in investments, risk management, marketing and operations in the financial services industry. Dr. Xiong joined Keywise in 2010 and is currently a Managing Partner, responsible for multiple management functions, including capital market deal sourcing, management due diligence, new business development, regulatory policy assessment, investor relations, and personnel and culture development within the firm, splitting his time among Hong Kong, Beijing and the U.S. Dr. Xiong works closely with Mr. Zheng in the daily management of the firm and building a strong culture for the firm’s long-term success. Prior to joining Keywise, Dr. Xiong worked in New York City as a Senior Vice President at Citigroup, a Senior Director at E*Trade, and a Vice President at JPMorgan Chase for more than over 10 years combined, responsible for developing risk management, marketing and sales strategies for various financial products using advanced quantitative methodology and statistical modeling. Before moving to the United States, Dr. Xiong worked at National Development and Reform Commission of China (NDRC) in Beijing for five years. Since June 2022, Dr. Xiong has served as a member of the compensation committee of the board of directors of UBS Securities Co. Ltd (China). Dr. Xiong holds a B.A. in Economics from Peking University, an MBA from Columbia University, and a Ph.D. in Economics from State University of New York at Buffalo. Dr. Xiong is a U.S. permanent resident with a Hong Kong special administrative region passport residing in the United States and in Hong Kong.

We believe Dr. Xiong is qualified to serve on our board of directors because of his significant investment, risk management, marketing and operations experience.

Dr. Jing Lu has served as our Chief Financial Officer since inception. She has more than 20 years of experience in the financial service industry. Dr. Lu has served as a Managing Director and then Chief Operating Officer of China Bridge Capital USA, a PE/VC investment advisory company specialized in innovative technologies from January 2017 to July 2019 and then from March 2021 to January 2022. She also served as Chief Investment Officer for the New Hope Fertility Center (NHFC) from August 2019 to February 2021, sourcing and managing PE investments, bank loans and government PPP loans. Prior to China Bridge Capital, Dr. Lu was President of ACE AV Consulting Inc. from 2005 to 2017.

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

Mr. Mark Taborsky has served as one of our independent directors since inception. He is the founder and managing partner of MarkerTree Capital, LLC, an investment firm he started in August 2016 specializing in creating and managing custom and thematic investment portfolios for institutional investors. Mr. Taborsky has over 25 years of investment experience as a senior investment professional, most recently at Stanford Management Company, Harvard Management Company, PIMCO, and BlackRock, Inc. At BlackRock, Inc., from August 2011 to July 2016, he was a Managing Director and the CIO for global asset allocation clients in the US and Asia. At PIMCO, from 2008 to 2011, he led the successful buildout of its liquid asset allocation strategy. At Harvard Management Company, from 2006 to 2008, he was a Managing Director and head of external investments. At Stanford Management Company, from 2001 to 2006, he was a Managing Director and oversaw the absolute return and fixed income portfolios and internal trading. He was also their first CFO. Mr. Taborsky is a CFA charter holder. Mr. Taborsky holds an MBA in Finance and Policy with honors from The University of Chicago Booth School of Business and a B.Comm. in Joint Honors Economics and Finance with first-class honors from McGill University. Mr. Taborsky is a U.S. citizen and is a resident of Massachusetts.

We believe that Mr. Taborsky is qualified to serve on our board of directors due to his significant investment experience and leadership skills

Mr. Doug Rothschild has served as one of our independent directors since inception. He is a portfolio manager at Scoggin Management LP, a privately owned hedge fund sponsor, assisting in the management of its investment portfolio. Since joining Scoggin Management in February 2002, he has focused on analyzing and investing in both public and private securities across all asset sectors. Mr. Rothschild was a senior advisor for MTech Acquisition Corp. from January 2018 to June 2019. Prior to joining Scoggin Management, Mr. Rothschild was an associate in the asset management group of Goldman Sachs from 1997 to 2002, where he focused on the real estate, lodging and gaming sectors. He served on the board of Akerna Corp. (Nasdaq: KERN), a technology company. Mr. Rothschild is an active supporter of various charities specifically Sinai Schools for children with special needs, where he previously served as a Board Member and on the Executive Committee. Mr. Rothschild received a B.A. in Finance from the Sy Syms School of Business at Yeshiva University and is a CFA charter holder. Mr. Rothschild is a U.S. citizen and is a resident of the State of New Jersey.

We believe Mr. Rothchild is qualified to serve on our board of directors due to his substantial investment and securities analysis experience.

Dr. Mei Han has served as one of our independent directors since inception. She is an experienced business professional, with a successful 27 years career in global investment and wealth management. For 20 years, Dr. Han held various senior management roles with Capital Group, one of the world’s largest investment management firms with assets under management of USD2 trillion as of December 31, 2020, including Managing Director for Strategic Solutions. She was responsible for business development and strategic partnerships in major Asian markets, helping clients design strategic solutions and asset allocation recommendations. The key clients were sovereign wealth funds, central banks, pension funds, insurance companies, large commercial banks and securities companies. Dr. Han was a founding member of Capital Group’s China Committee and was one of the key members who planned and organized the opening of Capital Group’s representative office in Beijing in 2009. She was also the leader of Capital Group’s Asian Women Leadership Program. Since leaving Capital Group in 2017, Dr. Han has been advising and assisting several industry leading firms from China and Singapore, including Ucommune International Ltd. (co-working) and MCP Payment (digital payment), mainly on strategy, business network building and fund raising. From November 2020 to February 2022, Dr. Han served as an independent director of Ucommune International Ltd. (Nasdaq: UK), the largest co-working company in China. Dr. Han holds a Bachelor Degree of Law from Peking University, an MBA degree from European University (now the EU Business School), and a Ph.D. in Business Administration from University of South Australia. Dr. Han is a citizen and resident of Singapore.

We believe Dr. Han is qualified to serve on our board of directors due to her extensive global investment and wealth management experience.

Number and Terms of Office of Officers and Directors

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

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Chief Investment Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees, an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, and a compensation committee, each comprised of independent directors.

Subject to phase in-rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised of solely independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Taborsky, Mr. Rothschild and Dr. Han serve as members of our audit committee. Mr. Taborsky chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. We believe that each of Mr. Taborsky, Mr. Rothschild and Dr. Han meet the independent director standards under Nasdaq listing standards and Rule 10A-3 of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Taborsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or

●	investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Taborsky, Mr. Rothschild and Dr. Han serve as members of our compensation committee. Dr. Han chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. We believe that each of Mr. Taborsky, Mr. Rothschild and Dr. Han meet the independent director standards under Nasdaq listing standards and Rule 10A-3 of the Exchange Act. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s’ compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Taborsky, Mr. Rothschild and Dr. Han. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for a at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

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

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. Our code of ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We have filed a copy of our code of ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You will be able to review these documents accessing our public filings at the SEC’s web site at www.sec.gov. Any amendments to or waivers of certain provisions of our code of ethics will be disclosed in a current report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that each of Messrs. Taborsky and Rothschild and Dr. Han did not timely file a report relating to their acquisition of Founder Shares in March 2022.

Item 11. Executive Compensation.

Except as set forth herein, none of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our business combination and our liquidation, we pay our sponsor up to $10,000 per month for office space, utilities, secretarial support and administrative services. The sponsor pays Jing Lu, our Chief Financial Officer, $5,000 per month, from the time of our IPO through the earlier of consummation of our business combination and our liquidation, for administrative services she performs for us and for the sponsor. Additionally, certain of our directors have received Founder Shares from our sponsor. For more information, please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.” In addition, our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to a business combination are made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a business combination. Other than the payments and reimbursements described above, no compensation of any kind, including finder’s and consulting fees, are paid by us to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our named executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 15,120,000 shares of our ordinary shares, consisting of (i) 12,245,000 shares of our Class A ordinary shares and (ii) 2,875,000 shares of our Class B ordinary shares, issued and outstanding as of March 30, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A ordinary shares and shares of Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the private placement warrants.

	Class A Ordinary Shares			Class B Ordinary Shares			Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Keyarch Global Sponsor Limited	490,500	(3)	4.00%	2,800,000	(2)(3)	97.39%	21.76%
Fang Zheng	490,500	(3)	4.00%	2,800,000	(2)(3)	97.39%	21.76%
Kai Xiong	-	(4)	-	-		-	-
Jing Lu	-	(4)	-	-		-	-
Mark Taborsky	-		-	25,000	(4)	*	*
Doug Rothschild	-		-	25,000	(4)	*	*
Mei Han	-		-	25,000		*	*
All officers and directors as a group (6 individuals)	490,500		4.00%	2,875,000		100%	22.26%
Highbridge Capital Management, LLC(5)	-1,033,538		-8.44%	-			6.84%
AQR Parties(6)	711,971		5.81%	-			4.70%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 275 Madison Avenue, 39th floor, New York, New York 10016.
(2)	Interests shown consist solely of Founder Shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our business combination on a one-for-one basis, subject to adjustment.
(3)	Represents the shares directly held by Keyarch Global Sponsor Limited, our sponsor and the record holder of such shares. Mr. Fang Zheng is the majority shareholder of our sponsor. As such, he may be deemed to have beneficial ownership of the Founder Shares held directly by our sponsor. Mr. Zheng disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.
(5)	According to a Schedule 13G/A filed with the SEC on February 2, 2023, Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), holds 1,033,538 Class A ordinary shares. The principal business offices of Highbridge are at 275 Madison Avenue, 39th Floor, New York, New York 10016.(6)
(6)

According to a Schedule 13G filed with the SEC on February 14, 2023, AQR Capital Management, LLC, a Delaware limited liability company, AQR Capital Management Holdings, LLC , a Delaware limited liability company, and AQR Arbitrage, LLC, a Delaware limited liability company (collectively, the “AQR Parties”) hold 711,971 Class A ordinary shares. The principal business office address of the AQR Parties is One Greenwich Plaza, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In July 2021, our sponsor paid $25,000, or $0.009 per share, to cover certain of our offering and formation costs in exchange for 2,875,000 Founder Shares. On March 18, 2022, the Sponsor transferred 25,000 Founder Shares to each of our three independent directors Our initial shareholders collectively own approximately 22.26% of our issued and outstanding ordinary shares. The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest to occur of: (A) 180 days after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On August 12, 2021, we issued to EarlyBirdCapital and/or its designees 200,000 Class A ordinary shares at a price of $0.0001 per share. We estimated the fair value of the EBC Founder Shares to be $1,800 based upon the price of the Founder Shares issued to the sponsor. The holders of the EBC Founder Shares have agreed not to transfer, assign or sell any such shares until the completion of a business combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a business combination within the Combination Period.

Private Placement Units

In connection with our initial public offering and the Over-Allotment Option, our sponsor and EarlyBirdCapital and their designees purchased an aggregate of 545,000 private placement units (including 490,500 private placement units purchased by our sponsor and 54,500 private placement units purchased by EarlyBirdCapital) at $10.00 per unit in the private placement, generating gross proceeds to us of approximately $5.5 million in the aggregate.

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

Administrative Services Agreement

We currently maintain our executive offices at 275 Madison Avenue, 39th floor New York, New York 10016. Commencing on the date that our securities are first listed on Nasdaq and through the earlier of the consummation of our business combination and our liquidation, we pay our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

Related Party Loans and Advances

Prior to the IPO Closing Date, our sponsor agreed to loan us the IPO Note, a promissory note up to $150,000 to be used for a portion of the expenses of our Initial Public Offering. We borrowed approximately $150,000 under the IPO Note. The IPO Note was non-interest bearing, unsecured and was due at the earlier of March 31, 2022 and the IPO Closing Date. The IPO Note was repaid at the IPO Closing Date out of the offering proceeds not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a business combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such Working Capital Loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from April 23, 2021 (inception) through December 31, 2021 totaled approximately $148,730 and $92,250, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from April 23, 2021 (inception) through December 31, 2021we did not pay UHY any audit-related fees.

Tax Fees

We did not pay UHY for tax services, planning or advice for the year ended December 31, 2022 and the period from April 23, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay UHY for any other services for the year ended December 31, 2022 and the period from April 23, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID# 1195)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 - F-18

(2)  Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)  Exhibits:

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Keyarch Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Keyarch Acquisition Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from April 23, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 23, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York
March 30, 2023

KEYARCH ACQUISITION CORPORATION

BALANCE SHEET

December 31, 2022

	December 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash	$115,171	$9,168
Prepaid expenses	166,889	-
Total current assets	282,060	9,168

Investments held in Trust Account	117,851,869	-
Deferred offering costs	-	933,978
Total Assets	$118,133,929	$943,146

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	$165,403	$394,126
Due to affiliates	-	383,852
Note payable—related party	-	150,000
Total current liabilities	165,403	927,978

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 and no shares at redemption value of $10.10 per share as of December 31, 2022, and December 31, 2021, respectively	117,851,869	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 and 200,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) as of December 31, 2022, and December 31, 2021, respectively	75	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of December 31, 2022, and December 31, 2021	287	287
Additional paid-in capital	986,124	26,493
Accumulated deficit	(869,829)	(11,632)
Total Shareholders’ Equity	116,657	15,168
Total Liabilities and Shareholders’ Equity	$118,133,929	$943,146

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the year ended December 31, 2022 and for the period from April 23, 2021 (inception) through December 31, 2021

	Year Ended December 31, 2022	From April 23, 2021 (inception) through December 31, 2021
General and administrative expenses	$860,419	$11,632
Total Expenses	860,419	11,632
Loss from Operations	(860,419)	(11,632)

Other Income:
Interest income	2,222	-
Income earned on investment held in Trust Account	1,701,869	-
Net Profit/(Loss)	$843,672	$(11,632)

Weighted average shares outstanding of redeemable ordinary shares	10,631,507	-
Basic and diluted net income per share, redeemable ordinary shares	0.49	-
Weighted average shares outstanding of non-redeemable ordinary shares	3,579,699	2,612,253
Basic and diluted net loss per share, non-redeemable ordinary shares	(1.21)	$(0.00)

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the year ended December 31, 2022 and for the period from April 23, 2021 (inception) through December 31, 2021

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of April 23, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	2,875,000	287	24,713	—	25,000
Issuance of Class A ordinary shares to underwriter	200,000	20	—	—	1,780	—	1,800
Net Loss	—	—	—	—	—	(11,632)	(11,632)
Balance as of December 31, 2021	200,000	20	2,875,000	287	26,493	(11,632)	15,168

Proceeds from sale of public units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of private placement units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption, adjusted for reversal allocation	—	—	—	—	2,987,577	—	2,987,577
Initial measurement of Ordinary Shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares, adjusted for reversal of offering costs	—	—	—	—	(16,281,577)	—	(16,281,577)
Reversal of offering costs	—	—	—	—	131,420	—	131,420
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(1,701,869)	(1,701,869)
Net profit	—	—	—	—	—	843,672	843,672
Balance as of December 31, 2022	745,000	$75	2,875,000	$287	$986,124	$(869,829)	$116,657

The accompanying notes are an integral part of these financial statements

KEYARCH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the year ended December 31, 2022, and for the period from April 23, 2021 (inception) through December 31, 2021

	Year ended December 31, 2022	From April 23, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net profit/(loss)	$843,672	$(11,632)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,701,869)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	321,403	622
Prepaid expenses	(166,889)	—
Due to affiliates	—	606
Net cash used in operating activities	(703,683)	(10,404)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(116,150,000)	—
Net cash used in investing activities	$(116,150,000)	$—

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	115,000,000	—
Proceeds from sale of private placement units	5,450,000	—
Proceeds from issuance of Class A ordinary shares to underwriter	—	1,800
Proceeds from issuance of Class B ordinary shares to sponsor	—	25,000
Payment of underwriters’ commissions	(2,300,000)	—
Payment of offering costs	(1,040,314)	(157,228)
Repayment on promissory note to related party	(150,000)	—
Proceeds from note payable to related party	—	150,000
Net cash provided by financing activities	$116,959,686	$19,572

Net change in cash	$106,003	$9,168
Cash—beginning of the period	9,168	—
Cash—end of the period	$115,171	$9,168

Supplemental disclosure of non-cash investing and financing activities:
Allocation of offering costs to ordinary shares subject to redemption	$2,987,577	$—
Reclassification of ordinary shares subject to redemption	$102,856,000	$—
Remeasurement adjustment on redeemable ordinary shares	$16,281,577	$—
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	$1,701,869	$—
Reversal of offering cost adjusted from additional paid in capital	$131,420	$—
Deferred offering costs included in due to affiliate	$—	$383,246
Deferred offering costs included in accrued expenses	$—	$393,504

The accompanying notes are an integral part of these financial statements.

KEYARCH ACQUISITION CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Organization and Business Operation

Keyarch Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on April 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company must complete one or more initial Business Combinations within 18 months of its initial public offering (“IPO”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on global disruptive technology and innovative services companies. However, the Company’s Amended and Restated Memorandum and Articles of Incorporation provides that it shall not undertake its initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the year ended December 31, 2022, the Company negotiated for a discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as an adjustment to offering costs.

As of December 31, 2022, cash of $ 115,171 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Trust Account

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”), and has been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

Business Combination

The Company must complete one or more initial Business Combinations within 18 months of IPO (the “Combination Period”), having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the definitive agreement for the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of a target or otherwise acquires a controlling interest in a target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of its outstanding Class A ordinary shares, par value $0.0001 (“Class A ordinary shares”), sold in the IPO (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the initial Business Combination (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Incorporation (the “Amended and Restated Memorandum and Articles of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination.

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

Liquidation

If the Company is unable to complete a Business Combination within 18 months of IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Management Liquidity Plans

As of December 31, 2022 and December 31, 2021, the Company had cash of $115,171 and $9,168, respectively and working capital/(deficit) of $116,657 and ($918,810), respectively. The Company’s liquidity needs, prior to the consummation of the IPO, had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

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

As per ASC 230, operating cash flows include interest and dividend income receipts related to investments in other reporting entities or deposits with financial institutions (i.e., returns on investment). Interest income earned on Investments held in Trust Account is fully reinvested into the Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the Class A ordinary shares upon the completion of business combination.

As of December 31, 2022 and 2021, the trust account had balance of $117,851,869 and $0, respectively, comprised of U.S. Treasury securities with a maturity of 180 days or less. The interests earned from trust account were $1,701,869 for the year ended December 31, 2022, which were fully reinvested into the trust account as earned and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Offering Costs

Offering costs were $3,471,734 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $3,105,119 was allocated to the Public Shares and charged to temporary equity, and $366,615 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity. During the year ended December 31, 2022, the Company received discounts amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022, 11,500,000 ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At December 31, 2022, the ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	1,701,869
Ordinary shares subject to possible redemption	$117,851,869

*	During the year ended December 31, 2022, the Company received discounts amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of Ordinary Shares subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Profit/(Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) rateably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net profit (loss) per share presented in the statement of operations is based on the following:

	Year ended	For the period from April 23, 2021 (inception) through
	December 31, 2022	December 31, 2022
Net Profit/ (Loss)	$843,672	$(11,632)
Income earned on investment held in Trust Account	(1,701,869)	—
Accretion of carrying value to redemption value	(16,399,119)	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	117,542	—
Net loss including accretion of equity into redemption value	$(17,139,774)	$(11,632)

	Year ended December 31, 2022		For the period from April 23, 2021(inception) through December 31, 2021
	Redeemable	Non-Redeemable	Non-Redeemable
	Shares	Shares	Shares
Basic and diluted net profit/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(12,822,390)	$(4,317,384)	$(11,632)
Income earned on investment held in Trust Account	1,701,869	—	—
Accretion of carrying value to redemption value	16,399,119	—	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	(117,542)	—	—
Allocation of net profit/(loss)	5,161,056	(4,317,384)	(11,632)

Denominators:
Weighted-average shares outstanding	10,631,507	3,579,699	2,612,253
Basic and diluted net profit/(loss) per share	$0.49	$(1.21)	$(0.00)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 – Private Placement

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

Note 5 – Related Party Transactions

Founder Shares

On June 27, 2021, the Sponsor paid $25,000, to cover certain offering costs in consideration for 2,875,000 of the Company’s Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 375,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then. On March 18, 2022, the Sponsor transferred 25,000 Founder Shares to each of the Company’s three independent directors.

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

Further, during the period up to December 31, 2021, the Affiliate paid for the offering costs and other general and administration expenses of $368,227. The Company settled the amount due to affiliates with the IPO proceeds. As of December 31, 2022, the Company had no outstanding balance due to Affiliate.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2022, no Working Capital Loans were outstanding.

Administrative Services

The Company pays the Sponsor a fee of approximately $10,000 per month, beginning from the date of the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the year ended December 31, 2022, the Company incurred $110,000 for administrative and support services. No such expenses were incurred during the period April 23, 2021 (inception) through December 31, 2021.

Note 6 – Commitments and Contingencies

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has not been a significant impact as of the date of these financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

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

Note 7 – Shareholder’s Equity

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares -  The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 745,000 and 200,000 Class A ordinary shares issued or outstanding, excluding 11,500,000 and no shares subject to possible redemption, respectively.

Class B Ordinary Shares -  The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$117,851,869	$117,851,869	$—	$—

As of December 31, 2021, there was no investment held in Trust Account.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through March 30, 2023, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc.(incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

1.2	Business Combination Marketing Agreement between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

3.1	Amended and Restated Memorandum and Articles of Association of Keyarch Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

4.5	Specimen Rights Certificate (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

4.6	Public Warrant Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

4.7	Private Warrant Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

4.8	Rights Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

4.9	Description of Registered Securities.*

10.1	Letter Agreement, dated January 24, 2022, among the Company, its officers and directors, EarlyBirdCapital and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

10.2	Investment Management Trust Agreement, dated January 24, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

10.3	Registration Rights Agreement, dated January 24, 2022, among the Company, its officers and directors, and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

10.4	Administrative Services Agreement, dated January 24, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

10.5	Private Placement Units Purchase Agreement, dated January 24, 2022, between the Company, the Sponsor and EarlyBirdCapital (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41243) filed with the SEC on January 27, 2022).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-261500) filed with the SEC on January 12, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Audit Committee Charter. (incorporated by reference to Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-261500) filed with the SEC on January 3, 2022).

99.2	Compensation Committee Charter. (incorporated by reference to Exhibit 99.1 to the Company’s Amended Registration Statement on Form S-1/A (File No. 333-261500) filed with the SEC on January 3, 2022).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	KEYARCH ACQUISITION CORPORATION

	By:	/s/ Kai Xiong
Kai Xiong
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kai Xiong	Chief Executive Officer and Director	March 30, 2023
Kai Xiong	(Principal Executive Officer)

/s/ Jing Lu	Chief Financial Officer	March 30, 2023
Jing Lu	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fang Zheng	Chairman of the Board of Directors	March 30, 2023
Fang Zheng

/s/ Mei Han	Director	March 30, 2023
Mei Han

/s/ Doug Rothschild	Director	March 30, 2023
Doug Rothschild

/s/ Mark Taborsky	Director	March 30, 2023
Mark Taborsky