Form 10-Q
period 2023-03-31
Keyarch Acquisition Corp
filed 2023-05-15
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 12,245,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$8,276	$115,171
Prepaid expenses	143,766	166,889
Total current assets	152,042	282,060

Investments held in Trust Account	119,111,959	117,851,869

Total Assets	$119,264,001	$118,133,929

Liabilities and Shareholders’ (Deficit)/Equity:
Current liabilities:
Accounts payable and accrued expenses	$311,903	$165,403
Due to affiliates	10,000	—
Total current liabilities	321,903	165,403

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 at redemption value of $10.36 and $10.25 per share as of March 31, 2023 and December 31, 2022, respectively	119,111,959	117,851,869

Shareholders’ (Deficit)/Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	75	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	287	287
Additional paid-in capital	986,124	986,124
Accumulated deficit	(1,156,347)	(869,829)
Total Shareholders’ (Deficit)/Equity	(169,861)	116,657
Total Liabilities and Shareholders’ (Deficit)/Equity	$119,264,001	$118,133,929

The accompanying notes are an integral part of these unaudited condensed financial statements

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTH ENDED MARCH 31, 2023 AND 2022

	Three Months	Three Months
	Ended March 31, 2023	Ended March 31, 2022
General and administrative expenses	$286,936	$369,085
Total Expenses	286,936	369,085
Loss from Operations	(286,936)	(369,085)

Other Income:
Bank interest income	418	—
Income earned on investment held in Trust Account	1,260,090	8,928
Net Profit/(Loss)	$973,572	$(360,157)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	7,890,110
Basic and diluted net profit per share, redeemable ordinary shares	$0.09	$0.60
Weighted average shares outstanding of non-redeemable ordinary shares	3,620,000	3,452,363
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(1.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTH ENDED MARCH 31, 2023 AND 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of public units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of private placement units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of Ordinary Shares Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	$75	2,875,000	$287	$854,704	$(371,789)	$483,277
Balance as of December 31, 2022	745,000	$75	2,875,000	$287	$986,124	$(869,829)	$116,657
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	—	—	—	—	—	(1,260,090)	(1,260,090)
Net profit	—	—	—	—	—	973,572	973,572
Balance as of March 31, 2023	745,000	$75	2,875,000	$287	$986,124	$(1,156,347)	$(169,861)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTH ENDED MARCH 31, 2023 AND 2022

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows from Operating Activities:
Net profit/(loss)	$973,572	$(360,157)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(1,260,090)	(8,928)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	146,500	509,099
Prepaid expenses	23,123	(440,922)
Due to affiliates	10,000	—
Net cash used in operating activities	(106,895)	(300,908)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	115,000,000
Proceeds from sale of private placement units	—	5,450,000
Payment of underwriters’ commissions	—	(2,300,000)
Payment of offering costs	—	(926,738)
Repayment on promissory note to related party	—	(150,000)
Net cash provided by financing activities	—	117,073,262

Net change in cash	(106,895)	622,354
Cash—beginning of the period	115,171	9,168
Cash—end of the period	$8,276	$631,522

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of ordinary shares subject to redemption	$—	$102,856,000
Allocation of offering costs to ordinary shares subject to redemption	$—	$3,105,119
Remeasurement adjustment on redeemable ordinary shares	$—	$16,399,119
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	$1,260,090	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the year ended December 31, 2022, the Company received discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as an adjustment to offering costs.

As of March 31, 2023, cash of $8,276 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Trust Account

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $116,150,000 ($10.10 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

Business Combination

The Company must complete one or more initial Business Combinations within 18 months of IPO (the “Combination Period”) having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the definitive agreement for the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

Going Concern and Management Liquidity Plans

As of March 31, 2023 and December 31, 2022, the Company had cash of $8,276 and $115,171, respectively and working (deficit)/capital of $(169,861) and $116,657, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

On April 18, 2023, the Company issued a promissory note (the “Working Capital Loan Note”) in the principal amount of up to $250,000 to the Company’s sponsor (the “Payee”). The Working Capital Loan Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (Refer Note 9).

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the initial Business Combination. Although, the Company has executed a Letter of Intent with a potential target after the reporting period, but the Company cannot provide any assurance that its plans to raise capital or to consummate an initial Business Combination by July 27, 2023 will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Risks and Uncertainties

Management evaluated the impact of the COVID-19 pandemic on the industry and concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the beginning of February 2022, the Russian Federation and Belarus commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, had instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy continue to remain indeterminable.

On August 16, 2022, Inflation Reduction Act (“IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of March 31, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Operating cash flows include interest and dividend income receipts related to investments in other reporting entities or deposits with financial institutions (i.e., returns on investment). Interest income earned on Investments held in the Trust Account is fully reinvested into the Trust Account and therefore considered as an adjustment to reconcile net profit/(loss) to net cash used in operating activities in the Statements of Cash Flows. Such interest income reinvested will be used to redeem all or a portion of the Class A ordinary shares upon the completion of business combination.

Offering Costs

Offering costs were $3,471,734 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $3,105,119 was allocated to the Public Shares and charged to temporary equity, and $366,615 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity. During the year ended December 31, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, 11,500,000 ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At March 31, 2023, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	2,961,959
Ordinary shares subject to possible redemption	$119,111,959

*	During the year ended December 31, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of Ordinary Shares subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000.

Net Profit/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net profit/(loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed profit (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed profit (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed profit (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net profit/(loss) per share presented in the condensed statement of operations is based on the following:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net Profit	$973,572	$360,157
Income earned on investment held in Trust Account	(1,260,090)	—
Accretion of carrying value to redemption value	—	(16,399,119)
Net loss including accretion of equity into redemption value	$(286,518)	$(16,759,276)

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net profit/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(217,920)	$(68,598)	$(11,658,175)	$(5,101,101)
Income earned on investment held in Trust Account	1,260,090	—	—	—
Accretion of carrying value to redemption value	—	—	16,399,119	—
Allocation of net profit/(loss)	1,042,170	(68,598)	4,740,944	(5,101,101)

Denominators:
Weighted-average shares outstanding	11,500,000	3,620,000	7,890,110	3,452,363
Basic and diluted net profit/(loss) per share	$0.09	$(0.02)	$0.60	$(1.48)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor and EarlyBirdCapital purchased an aggregate of 500,000 Private Placement Units at a price of $10.00 per Private Placement Unit (450,000 Private Placement Units purchased by the Sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital), for an aggregate purchase price of $5,000,000, in a private placement. Each whole Private Placement Unit consisted of one Class A ordinary share, one-half of one warrant (the “Private Warrant”) and one right (the “Private Rights”). On February 8, 2022, the underwriters fully exercised the over-allotment option, and the Company completed the private sale of an aggregate of 45,000 Private Placement Units (40,500 Private Placement Units purchased by the Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Certain proceeds from the Private Placement Units were added to the proceeds from the IPO held in the Trust Account.

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

On October 4, 2021, the Sponsor funded $150,000 to the Company pursuant to the Note executed by the Company on June 16, 2021. The Note was paid in full on January 27, 2022.

As of March 31, 2023 and December 31, 2022, the Company had $10,000 and no balance outstanding respectively, as due to Affiliate for monthly administrative and support services as per agreement defined below.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

On April 18, 2023, the Company issued a promissory note in the principal amount of up to $250,000 to the Company’s sponsor. The Working Capital Loan Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (Refer Note 9).

Administrative Services

The Company agreed to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three months ended March 31, 2023, the Company incurred $30,000 for administrative and support services of which $20,000 has been paid through March 31, 2023, and remaining $10,000 has been paid subsequent to quarter end. For the three months ended March 31, 2022, the Company paid $20,000 for administrative and support services.

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

Note 7 - Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were 745,000 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023, and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$119,111,959	$119,111,959	$—	$—

As of December 31, 2022, the balance of investments held in Trust Account was $ 117,851,869.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those given below:

A Letter of Intent (“LOI”) has been signed with a prospective target company that is in the high-tech industry and which management believes holds a lot of potential.

Further, on April 18, 2023, Keyarch Acquisition Corporation (the “Company”) issued a promissory note in the principal amount of up to $250,000 to Keyarch Global Sponsor Limited, a Cayman Islands limited liability company and the Company’s sponsor. The Working Capital Loan Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to March 31, 2023, were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net profit of $973,572, which consists of loss of $286,936 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $1,260,090 and bank interest income of $418.

For the three months ended March 31, 2022, we had a net loss of $360,157, which consists of loss of $369,085 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $8,928.

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

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the year ended December 31, 2022, the Company received discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as a reversal of offering costs adjusted through additional paid-in capital considering the related offering costs charged against additional paid-in capital at the time of IPO.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $119,111,959 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay corporate taxes. Through March 31, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2023 and December 31, 2022, the Company had cash of $8,276 and $115,171 respectively and working (deficit)/capital of $(169,861) and $116,657, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three months ended March 31, 2023, the Company incurred $30,000 for administrative and support services of which $20,000 has been paid through March 31, 2023, and remaining $10,000 has been paid subsequent to quarter end. For the three months ended March 31, 2022, the Company paid $20,000 for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into a letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial Business Combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. In consideration of the proposed deferred fee arrangement, a premium of twenty percent (20%) of the Deferred Fee will be charged upon successful consummation of a Business Combination. As of March 31, 2023, and December 31, 2022, the Company had $16,158 and $10,092, respectively as deferred legal fee.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Profit/(Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net profit/(loss) per redeemable share and profit/(loss) per non-redeemable share following the two-class method of profit/(loss) per share. In order to determine the net profit/(loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net profit/(loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net profit/(loss) is calculated using the total net loss less any dividends paid. The Company then allocated the net profit/(loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on January 26, 2022 (“Final Prospectus”), (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“2021 Annual Report”), (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022, and (iv) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of the Company’s 2021 Annual Report. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the Final Prospectus.

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

KEYARCH ACQUISITION CORPORATION

Date: May 15, 2023		/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023		/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)