Form 10-Q
period 2023-06-30
Keyarch Acquisition Corp
filed 2023-08-11
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 3,122,318 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$13,779	$115,171
Prepaid expenses	60,990	166,889
Total current assets	74,769	282,060

Investments held in Trust Account	120,516,540	117,851,869

Total Assets	$120,591,309	$118,133,929

Liabilities and Shareholders’ (Deficit)/Equity:
Current liabilities:
Accounts payable and accrued expenses	$818,267	$165,403
Due to affiliates	10,000	—
Promissory Note – Related Party	250,000	—
Total current liabilities	1,078,267	165,403

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 at redemption value of $10.48 and $10.25 per share as of June 30, 2023 and December 31, 2022, respectively	120,516,540	117,851,869

Shareholders’ (Deficit)/Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 745,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022	75	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	287	287
Additional paid-in capital	986,124	986,124
Accumulated deficit	(1,989,984)	(869,829)
Total Shareholders’ (Deficit)/Equity	(1,003,498)	116,657
Total Liabilities and Shareholders’ (Deficit)/Equity	$120,591,309	$118,133,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months	Three Months	Six Months	Six Months
	Ended June 30, 2023	Ended June 30, 2022	Ended June 30, 2023	Ended June 30, 2022
General and administrative expenses	$834,078	$123,798	$1,121,014	$492,883
Total Expenses	834,078	123,798	1,121,014	492,883
Loss from Operations	(834,078)	(123,798)	(1,121,014)	(492,883)

Other Income:
Bank interest income	441	198	859	198
Income earned on investment held in Trust Account	1,404,581	164,964	2,664,671	173,892
Net Profit/(Loss)	$570,944	$41,364	$1,544,516	$(318,793)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	11,500,000	11,500,000	9,748,619
Basic and diluted net profit per share, redeemable ordinary shares	$0.07	$0.00	$0.16	$0.43
Weighted average shares outstanding of non-redeemable ordinary shares	3,620,000	3,620,000	3,620,000	3,538,729
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.06)	$(0.00)	$(0.07)	$(1.26)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) / EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of public Units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of Private Placement Units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of public Units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	$75	2,875,000	$287	$854,704	$(371,789)	$483,277
Reversal of offering costs	—	—	—	—	131,420	—	131,420
Allocation of reversal of offering costs to ordinary shares subject to redemption	—	—	—	—	(117,542)	—	(117,542)
Addition for decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	—	117,542	—	117,542
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(173,892)	(173,892)
Net profit	—	—	—	—	—	41,364	41,364
Balance as of June 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(504,317)	$482,169
Balance as of December 31, 2022	745,000	$75	2,875,000	$287	$986,124	$(869,829)	$116,657
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(1,260,090)	(1,260,090)
Net profit	—	—	—	—	—	973,572	973,572
Balance as of March 31, 2023	745,000	$75	2,875,000	$287	$986,124	$(1,156,347)	$(169,861)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(1,404,581)	(1,404,581)
Net profit	—	—	—	—	—	570,944	570,944
Balance as of June 30, 2023	745,000	$75	2,875,000	$287	986,124	(1,989,984)	(1,003,498)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows from Operating Activities:
Net profit/(loss)	$1,544,516	$(318,793)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities:
Income earned on investment held in Trust Account	(2,664,671)	(173,892)
Deferred legal fee	—	2,094
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	652,864	396,050
Prepaid expenses	105,899	(377,422)
Due to affiliates	10,000	10,000
Net cash used in operating activities	(351,392)	(461,963)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	—	(116,150,000)
Net cash used in investing activities	$—	$(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of public Units through public offering	—	115,000,000
Proceeds from sale of Private Placement Units	—	5,450,000
Proceeds from promissory note to related party	250,000	—
Payment of underwriters’ commissions	—	(2,300,000)
Payment of offering costs	—	(1,040,314)
Repayment on promissory note to related party	—	(150,000)
Net cash provided by financing activities	250,000	$116,959,686

Net change in cash	(101,392)	$347,723
Cash—beginning of the period	115,171	9,168
Cash—end of the period	$13,779	$356,891

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of ordinary shares subject to redemption	$—	$102,856,000
Allocation of offering costs to ordinary shares subject to redemption	$—	$2,987,577
Remeasurement adjustment on redeemable ordinary shares	$—	$16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	$2,664,671	$173,892
Reversal of offering cost adjusted from additional paid in capital	$—	$131,420

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Organization and Business Operation

Keyarch Acquisition Corporation (the “Company”) was incorporated in Cayman Islands on April 23, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on global disruptive technology and innovative services companies. However, the Company’s Amended and Restated Memorandum and Articles of Association, as amended (the “Amended and Restated Memorandum and Articles of Association”) provides that it shall not undertake its initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As on June 30, 2023, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

As on June 30, 2023, cash of $13,779 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

Extension

On July 25, 2023, the Company’s shareholders approved an extension of the date by which the Company must consummate an initial Business Combination (such date, the “Termination Date”) from July 27, 2023 (the “Original Termination Date”) to October 27, 2023 and to allow the Company’s board of directors, without another shareholder vote, to elect to further extend the Termination Date on a monthly basis up to three (3) times until January 27, 2024, or for a total of up to six (6) months after the Original Termination Date or such earlier date as determined by the Company’s board of directors (the “Extension”). In connection with the Extension, holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding.

On July 25, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $180,000 to the Sponsor or its registered assigns or successors in interest (the “Payee”) pursuant to which the Payee agreed to loan to the Company up to $180,000 to deposit into the Company’s Trust Account for the Public Shares that were not redeemed in connection with the Extension. The Extension Note bears no interest and is repayable in full upon the earlier of (a) date of the consummation of an initial Business Combination by the Company and (b) the Company’s liquidation.

On July 25, 2023, the Sponsor deposited an aggregate of $90,000 into the Trust Account in connection with the initial 3-month extension period from July 27, 2023 to October 27, 2023 and will deposit an additional $30,000 for each month (commencing October 28, 2023 and ending on the 27th day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination until January 27, 2024 or such earlier date as determined by the Company’s board of directors.

The Company must complete one or more initial Business Combinations by January 27, 2024 or such earlier date as determined by the Company’s board of directors (the “Combination Period”), with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the definitive agreement for the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of its outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, subject to applicable law. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the cash fee payable to EarlyBirdCapital for services performed in connection with the initial Business Combination (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the IPO in favor of a Business Combination.

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

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

Liquidation

If the Company is unable to complete a Business Combination within the Combination Period (refer Note 9), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including income earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern and Management Liquidity Plans

As on June 30, 2023 and December 31, 2022, the Company had cash of $13,779 and $115,171, respectively and working (deficit)/capital of $(1,003,498) and $116,657, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

On April 18, 2023, the Company issued a promissory note (the “First Working Capital Loan Note”) in the principal amount of up to $250,000 to the Company’s Sponsor. The First Working Capital Loan Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The First Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective (Refer Note 5).

On July 25, 2023, the Company issued a second promissory note (the “Second Working Capital Loan Note”) in the principal amount of up to $1,000,000 to the Payee. The Second Working Capital Loan Note was issued in connection with advances the Payee may make in the future to the Company for working capital expenses. The Second Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective.

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On July 30, 2023, the Company entered into a Business Combination Agreement with Zooz (as defined below), but the Company cannot provide any assurance that its plan to consummate an initial Business Combination within the relevant period will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Proposed Business Combination

On July 30, 2023, the Company entered into a Business Combination Agreement (as the same may be amended, supplemented and/or restated from time to time, the “Business Combination Agreement”) with Zooz Power Ltd., an Israeli company listed on the Tel Aviv Stock Exchange (“Zooz”), Zooz Power Cayman, a Cayman Islands exempted company and wholly owned subsidiary of Zooz (“Merger Sub”) and Keyarch Global Sponsor Limited, a Cayman Islands exempted company, in the capacity as representative of the shareholders of the Company as specified in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transactions”), and following the Recapitalization (as such term is defined and described below), (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity in such merger and a wholly owned subsidiary of Zooz; (ii) the outstanding ordinary shares of the Company (including Class A ordinary shares and Class B ordinary shares) will be converted into ordinary shares of Zooz on a one-for-one basis; (iii) each outstanding Company warrant exercisable for one Company ordinary share will be converted into an equivalent warrant to purchase Zooz ordinary shares on a one-for-one basis; (iv) Zooz, as the sole shareholder of Merger Sub, will become the sole shareholder of the Company; and (v) the Amended and Restated Memorandum and Articles of Association of the Company shall be amended and restated in form and substance appropriate for a private entity to be mutually agreed by Zooz and the Company.

Prior to the Closing, but subject to the completion of the Closing, Zooz will consummate a recapitalization of its outstanding equity securities (the “Recapitalization”), pursuant to which (i) each outstanding Zooz warrant (except for certain continuing warrants) will be exercised in accordance with their respective terms and (ii) each then-outstanding Zooz ordinary share will be converted into such number of Zooz ordinary shares as is determined by dividing $60,000,000 by $10.00 per share, which is in turn divided by the number of Zooz ordinary shares and specified Zooz continuing warrants and options, resulting in the Zooz ordinary shares valued at $10.00 per share having a total value of $60,000,000, on a fully-diluted basis. In addition, as a result of the Recapitalization, each Zooz continuing warrant and each Zooz option to purchase Zooz ordinary shares which has not been exercised prior to the Recapitalization will be adjusted to reflect the foregoing applicable conversion ratio. The Business Combination Agreement does not provide for any purchase price adjustments.

Up to an additional 4,000,000 Zooz ordinary shares (the “Earnout Shares”) will be issuable to the Zooz shareholders who were Zooz shareholders as of immediately prior to the Closing at a record date to be determined by Zooz in coordination with the Tel Aviv Stock Exchange (“Pre-Closing Zooz Shareholders”) as earnout consideration, contingent on the achievement of certain earnout milestones based on the price of Zooz ordinary shares or Zooz’s gross revenue during the five-year period following the Closing (the “Earnout Period”). The Earnout Shares will be allocated on a pro rata basis among the Pre-Closing Zooz Shareholders upon conversion of non-tradable, non-assignable rights (the “Earnout Rights”) to be issued by Zooz pro rata among such Pre-Closing Zooz Shareholders as soon as reasonably practicable following Closing and the receipt of all required approvals for such issuance from applicable governmental authorities, including the Israel Securities Authority and the Tel Aviv Stock Exchange. Subject to the combined company following the consummation of the Transactions achieving the applicable milestone(s) during the Earnout Period in accordance with the terms detailed in the Business Combination Agreement, each such Earnout Right will be convertible into Zooz ordinary shares on a one-for-one basis (with the number of issuable Earnout Shares subject to adjustment based on share splits, reorganizations, recapitalizations and similar adjustments).

For additional information regarding the Transactions, the Business Combination Agreement and Zooz, see the Current Reports on Form 8-K filed by the Company with the SEC on July 31, 2023 and August 3, 2023.

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

On August 16, 2022, the Inflation Reduction Act (“IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of June 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 11,500,000 ordinary shares subject to possible redemption are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

As on June 30, 2023, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	4,366,540
Ordinary shares subject to possible redemption	$120,516,540

*	During the year ended December 31, 2022, the Company received discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of ordinary shares subject to possible redemption.

Subsequently, on July 20, 2023, the holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000.

Net Profit/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net profit/(loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed profit (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed profit (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed profit (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net profit/(loss) per share presented in the condensed statement of operations is based on the following:

	Three Months ended June 30, 2023	Three Months ended June 30, 2022	Six Months ended June 30, 2023	Six months ended June 30, 2022
Net income/(loss)	$570,944	$41,364	$1,544,516	$(318,793)
Income earned on investment held in Trust Account	(1,404,581)	(164,964)	(2,664,671)	(173,892)
Accretion of carrying value to redemption value	—	—		(16,399,119)
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	117,542	—	117,542
Net loss including accretion of equity into redemption value	$(833,637)	$(6,058)	$(1,120,155)	$(16,774,262)

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(634,049)	(199,588)	(4,608)	(1,450)	(851,970)	(268,185)	(12,306,887)	(4,467,375)
Income earned on investment held in Trust Account	1,404,581	—	164,964	—	2,664,671	—	173,892	—
Accretion of temporary equity to redemption value	—	—	—	—	—	—	16,399,119	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	(117,542)	—		—	(117,542)	—
Allocation of net income/(loss)	770,532	(199,588)	42,814	(1,450)	1,812,701	(268,185)	4,148,582	(4,467,375)

Denominators:
Weighted-average shares outstanding	11,500,000	3,620,000	11,500,000	3,620,000	11,500,000	3,620,000	9,748,619	3,538,729
Basic and diluted net income/(loss) per share	0.07	(0.06)	0.00	(0.00)	0.16	(0.07)	0.43	(1.26)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

As of the date of this report, the Sponsor and our independent directors are in the process of converting an aggregate of 2,874,999 Class B ordinary shares held by them into 2,874,999 Class A ordinary shares on a one-for-one basis. Upon conversion of the Founder Shares to Class A ordinary shares pursuant to the Amended and Restated Memorandum and Articles of Association, any Class A ordinary shares so converted shall not be entitled to receive funds from the Trust Account through redemptions. Additionally, the Sponsor and independent directors will undertake to treat the Class A ordinary shares converted from the Founder Shares as subject to the same restrictions as Founder Shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. The Class A ordinary shares converted from Founder Shares will also be entitled to registration rights.

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

As of June 30, 2023 and December 31, 2022, the Company had $10,000 and no balance outstanding respectively, as due to Affiliate for monthly administrative and support services as per agreement defined below.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As on June 30, 2023 and December 31, 2022, $250,000 and $0 of the Working Capital Loans in the form of promissory note were outstanding respectively.

Administrative Services

The Company agreed to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively for administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000, respectively for administrative and support services.

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

Note 7 – Shareholder’s Equity

Preferred shares -The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, and December 31, 2022, there were 745,000 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares -The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023, and December 31, 2022, there were 2,875,000 Class B ordinary shares issued and outstanding. Of the 2,875,000 Class B ordinary shares, an aggregate of up to 375,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. On February 8, 2022, the underwriter exercised its over-allotment option in full, hence, the 375,000 Founder Shares are no longer subject to forfeiture since then.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations, and the like, and subject to further adjustment as provided herein. On July 20, 2023, the Company’s shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association to provide for the right of a holder of the Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis at any time prior to the closing of a Business Combination at the option of such holder.

As of the date of this report, the Sponsor and our independent directors are in the process of converting an aggregate of 2,874,999 Class B ordinary shares held by them into 2,874,999 Class A ordinary shares on a one-for-one basis prior to the closing of a Business Combination. Upon conversion of the Founder Shares to Class A ordinary shares pursuant to the Amended and Restated Memorandum and Articles of Association, any Class A ordinary shares so converted shall not be entitled to receive funds from the Trust Account through redemptions. Additionally, the Sponsor and independent directors will undertake to treat the Class A ordinary shares converted from the Founder Shares as subject to the same restrictions as Founder Shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. The Class A ordinary shares converted from Founder Shares will also be entitled to registration rights.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$120,516,540	$120,516,540	$—	$—

As of December 31, 2022, the balance of investments held in Trust Account was $ 117,851,869.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through August 11, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those given below:

On July 20, 2023, the Company held an extraordinary general meeting in lieu of an annual general meeting of shareholders, during which the Company’s shareholders approved an amendment to the Amended and Restated Memorandum and Articles of Association (i) to extend the date by which the Company has to consummate a Business from July 27, 2023 to October 27, 2023, and to allow the Company’s board of directors, without another shareholder vote, to elect to further extend the Termination Date on a monthly basis up to three (3) times until January 27, 2024, or for a total of up to six (6) months after the Original Termination Date or such earlier date as determined by the Company’s board of directors, and (ii) to provide for the right of a holder of Class B ordinary shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time prior to the closing of a Business Combination at the option of such holder (“Charter Amendment”).

In connection with the Charter Amendment, the holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding. The amount in the Trust Account was $120,797,990 as of July 20, 2023 and after giving effect to the redemption of 9,122,682 Public Shares in connection with the Extension, the amount in the Trust Account was $24,971,760, or approximately $10.50 per Public Share.

On July 25, 2023, the Company issued a promissory note in the aggregate principal amount of up to $180,000 to the Sponsor or its registered assigns or successors in interest, pursuant to which the Payee agreed to loan to the Company up to $180,000 to deposit into the Company’s Trust Account for the Public Shares that were not redeemed in connection with the Extension. The Extension Note bears no interest and is repayable in full upon the earlier of (a) date of the consummation of an initial Business Combination by the Company and (b) the Company’s liquidation.

On July 25, 2023, the Sponsor deposited an aggregate of $90,000 into the Trust Account in connection with the initial 3-month extension period from July 27, 2023 to October 27, 2023 and will deposit an additional $30,000 for each month (commencing October 28, 2023 and ending on the 27th day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination until January 27, 2024 or such earlier date as determined by the Company’s board of directors.

On July 25, 2023, the Company issued a second promissory note in the principal amount of up to $1,000,000 to the Payee. The Second Working Capital Loan Note was issued in connection with advances the Payee may make in the future to the Company for working capital expenses. The Second Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective.

On July 30, 2023, the Company entered into the Business Combination Agreement with Zooz, Merger Sub and the Sponsor, in the capacity of representative of shareholders of the Company as specified in the Business Combination Agreement. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Zooz.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. However, our Amended and Restated Memorandum and Articles of Association provides that we shall not undertake our initial Business Combination with any entity that is based in, located in or with its principal business operations in China (including Hong Kong and Macau). We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

Our sponsor is Keyarch Global Sponsor Limited, a Cayman Islands limited liability company. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

If we are unable to complete a Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay any franchise or income taxes (less up to US$100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to June 30, 2023, were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net profit of $570,944, which consists of loss of $834,078 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $1,404,581 and bank interest income of $441.

For the three months ended June 30, 2022, we had a net profit of $41,364, which consists of loss of $123,798 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $164,964 and bank interest income of $198.

For the six months ended June 30, 2023, we had a net profit of $1,544,516, which consists of loss of $1,121,014 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $2,664,671 and bank interest income of $859.

For the six months ended June 30, 2022, we had a net loss of $318,793, which consists of loss of $492,883 derived from general and administrative expenses offset by income earned on investments held in Trust Account of $173,892 and bank interest income of $198.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. These units would be identical to the Private Placement Units issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

As of June 30, 2023, we had marketable securities held in the Trust Account of $120,516,540 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay corporate taxes. Through June 30, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2023 and December 31, 2022, the Company had cash of $13,779 and $115,171 respectively and working (deficit)/capital of $(1,003,498) and $116,657, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

On April 18, 2023, the Company issued a promissory note (the “Working Capital Loan Note”) in the principal amount of up to $250,000 to the Company’s Sponsor. The Working Capital Loan Note was issued in connection with advances the Payee has made, and may make in the future, to the Company for working capital expenses. The Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective.

On July 20, 2023, the holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding. The amount in the Trust Account was $120,797,990 as of July 20, 2023 and after giving effect to the redemption of 9,122,682 Public Shares in connection with the Extension, the amount in the Trust Account was $24,971,760, or approximately $10.50 per Public Share.

On July 25, 2023, the Company issued a promissory note in the aggregate principal amount of up to $180,000 to the Sponsor or its registered assigns or successors in interest, pursuant to which the Payee agreed to loan to the Company up to $180,000 to deposit into the Company’s Trust Account for the Public Shares that were not redeemed in connection with the Extension. The Extension Note bears no interest and is repayable in full upon the earlier of (a) date of the consummation of an initial Business Combination by the Company and (b) the Company’s liquidation.

On July 25, 2023, the Sponsor deposited an aggregate of $90,000 into the Trust Account in connection with the initial 3-month extension period from July 27, 2023 to October 27, 2023 and will deposit an additional $30,000 for each month (commencing October 28, 2023 and ending on the 27th day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination until January 27, 2024 or such earlier date as determined by the Company’s board of directors.

On July 25, 2023, the Company issued a second promissory note in the principal amount of up to $1,000,000 to the Payee. The Second Working Capital Loan Note was issued in connection with advances the Payee may make in the future to the Company for working capital expenses. The Second Working Capital Loan Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective.

On July 30, 2023, the Company entered into the Business Combination Agreement with Zooz, Merger Sub and the Sponsor in the capacity of representative of shareholders of the Company as specified in the Business Combination Agreement. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Zooz.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the initial Business Combination. Although, the Company has executed a Business Combination Agreement with a potential target, the Company cannot provide any assurance that its plans to consummate an initial Business Combination by January 27, 2024 will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Related Party Transactions

Private Placement Units

On January 27, 2022, our Sponsor and EarlyBirdCapital purchased an aggregate of 500,000 Private Placement Units (including 450,000 Private Placement Units purchased by our sponsor and 50,000 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $5,000,000 in the aggregate.

On February 8, 2022, our Sponsor and EarlyBirdCapital purchased an aggregate of 45,000 Private Placement Units (including 40,500 Private Placement Units purchased by our Sponsor and 4,500 Private Placement Units purchased by EarlyBirdCapital) at a price of $10.00 per unit, for a purchase price of $450,000 in the aggregate. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole Private Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Ten rights will entitle the holder to one Class A ordinary share at the closing of the Business Combination.

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000, respectively for administrative and support services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $50,000, respectively for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into a letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial Business Combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. In consideration of the proposed deferred fee arrangement, a premium of twenty percent (20%) of the Deferred Fee will be charged upon successful consummation of a Business Combination. As of June 30, 2023, and December 31, 2022, the Company had $199,880 and $10,092, respectively as deferred legal fee.

Further, during the quarter ended June 30, 2023, Company sourced legal services in relation to the Transactions from GKH Law Firm. Accordingly, the Company was billed, except for thirty percent (30%) of the total amount (excluding tax) considered as the balance, which shall be due upon closing of the Transactions. As of June 30, 2023, the Company had $64,159 pertaining to GKH Law Firm as deferred legal fee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on January 26, 2022 (“Final Prospectus”), (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“2021 Annual Report”), (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022, (iv) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023, and (v) Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Public Shares, Public Warrants and Public Rights are all listed on the Nasdaq Capital Market and our Public Shares, Public Warrants and Public Rights are eligible to trade separately. Nasdaq’s minimum continued listing standards generally require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements. To assist the Company in meeting applicable continued listing requirements of the Nasdaq Capital Market, the Sponsor and our independent directors are in process of converting an aggregate of 2,874,999 Class B ordinary shares held by them into 2,874,999 Class A ordinary shares on a one-for-one basis. Upon conversion of the Founder Shares to Class A ordinary shares pursuant to the Amended and Restated Memorandum and Articles of Association, any Class A ordinary shares so converted shall not be entitled to receive funds from the Trust Account through redemptions. Additionally, the Sponsor and independent directors will undertake to treat the Class A ordinary shares converted from the Founder Shares as subject to the same restrictions as Founder Shares before the conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination. The Class A ordinary shares converted from Founder Shares will also be entitled to registration rights.

However, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our Business Combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K file by the Company on July 26, 2023).
31.1*	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYARCH ACQUISITION CORPORATION

Date: August 11, 2023		/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2023		/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)