Form 10-Q
period 2023-09-30
Keyarch Acquisition Corp
filed 2023-11-13
CIK 1865701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 5,997,317 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

KEYARCH ACQUISITION CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KEYARCH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash	$216,440	$115,171
Prepaid expenses	58,141	166,889
Total current assets	274,581	282,060

Investments held in Trust Account	25,434,156	117,851,869

Total Assets	$25,708,737	$118,133,929

Liabilities and Shareholders’ (Deficit)/Equity:
Current liabilities:
Accounts payable and accrued expenses	$895,197	$165,403
Due to affiliates	10,000	—
Promissory Note – Related Party	1,430,000	—
Total current liabilities	2,335,197	165,403

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 2,377,318 at redemption value of $10.70 and 11,500,000 shares at $10.25 per share as of September 30, 2023 and December 31, 2022, respectively	25,434,156	117,851,869

Shareholders’ (Deficit)/Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 3,619,999 and 745,000 shares issued and outstanding (excluding 2,377,318 and 11,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	362	75
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; one share issued and outstanding as of September 30, 2023 and 2,875,000 shares issued and outstanding as of December 31, 2022	—	287
Additional paid-in capital	986,124	986,124
Accumulated deficit	(3,047,102)	(869,829)
Total Shareholders’ (Deficit)/Equity	(2,060,616)	116,657
Total Liabilities and Shareholders’ (Deficit)/Equity	$25,708,737	$118,133,929

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30, 2023	Ended September 30, 2022	Ended September 30, 2023	Ended September 30, 2022
General and administrative expenses	$969,438	$184,293	$2,090,452	$677,176
Total Expenses	969,438	184,293	2,090,452	677,176
Loss from Operations	(969,438)	(184,293)	(2,090,452)	(677,176)

Other Income:
Bank interest income	2,320	807	3,179	1,005
Income earned on investment held in Trust Account	653,846	525,192	3,318,517	699,084
Net (Loss)/Profit	$(313,272)	$341,706	$1,231,244	$22,913

Weighted average shares outstanding of redeemable ordinary shares	4,856,308	11,500,000	9,261,100	10,338,828
Basic and diluted net profit per share, redeemable ordinary shares	$0.03	$0.03	$0.20	$0.42
Weighted average shares outstanding of non-redeemable ordinary shares	3,620,000	3,620,000	3,620,000	3,566,117
Basic and diluted net (loss) per share, non-redeemable ordinary shares	$(0.12)	$(0.01)	$(0.17)	$(1.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) / EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Ordinary Shares				Additional
	Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	200,000	$20	2,875,000	$287	$26,493	$(11,632)	$15,168
Proceeds from sale of Public Units	11,500,000	1,150	—	—	114,998,850	—	115,000,000
Proceeds from sale of Private Placement Units	545,000	55	—	—	5,449,945	—	5,450,000
Underwriters’ commission on sale of Public Units	—	—	—	—	(2,300,000)	—	(2,300,000)
Other offering costs	—	—	—	—	(1,171,734)	—	(1,171,734)
Allocation of offering costs to ordinary shares subject to redemption	—	—	—	—	3,105,119	—	3,105,119
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(11,500,000)	(1,150)	—	—	(102,854,850)	—	(102,856,000)
Deduction for increases of carrying value of redeemable shares	—	—	—	—	(16,399,119)	—	(16,399,119)
Net loss	—	—	—	—	—	(360,157)	(360,157)
Balance as of March 31, 2022	745,000	$75	2,875,000	$287	$854,704	$(371,789)	$483,277
Reversal of offering costs	—	—	—	—	131,420	—	131,420
Allocation of reversal of offering costs to ordinary shares subject to redemption	—	—	—	—	(117,542)	—	(117,542)
Addition for decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	—	117,542	—	117,542
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(173,892)	(173,892)
Net profit	—	—	—	—	—	41,364	41,364
Balance as of June 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(504,317)	$482,169

Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(525,192)	(525,192)

Net profit	—	—	—	—	—	341,706	341,706
Balance as of September 30, 2022	745,000	$75	2,875,000	$287	$986,124	$(687,803)	$298,683

Balance as of December 31, 2022	745,000	$75	2,875,000	$287	$986,124	$(869,829)	$116,657
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(1,260,090)	(1,260,090)
Net profit	—	—	—	—	—	973,572	973,572
Balance as of March 31, 2023	745,000	$75	2,875,000	$287	$986,124	$(1,156,347)	$(169,861)
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(1,404,581)	(1,404,581)
Net profit	—	—	—	—	—	570,944	570,944
Balance as of June 30, 2023	745,000	$75	2,875,000	$287	$986,124	$(1,989,984)	$(1,003,498)
Reclassification from Class B to Class A Ordinary Shares	2,874,999	287	(2,874,999)	(287)	—	—	—
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	—	—	—	—	—	(653,846)	(653,846)
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	—	—	—	—	—	(90,000)	(90,000)
Net loss	—	—	—	—	—	(313,272)	(313,272)
Balance as of September 30, 2023	3,619,999	$362	1	$—	$986,124	$(3,047,102)	$(2,060,616)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KEYARCH ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Cash Flows from Operating Activities:
Net profit	$1,231,244	$22,913
Adjustments to reconcile net profit to net cash used in operating activities:
Income earned on investment held in Trust Account	(3,318,517)	(699,084)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	729,794	370,109
Prepaid expenses	108,748	(267,592)
Due to affiliates	10,000	10,000
Net cash used in operating activities	(1,238,731)	(563,654)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	95,826,230	—
Purchase of investment held in Trust Account	(90,000)	(116,150,000)
Net cash provided by (used in) investing activities	95,736,230	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of public Units through public offering	—	115,000,000
Proceeds from sale of Private Placement Units	—	5,450,000
Proceeds from promissory note to related party	1,430,000	—
Redemption of ordinary shares	(95,826,230)	—
Payment of underwriters’ commissions	—	(2,300,000)
Payment of offering costs	—	(1,040,314)
Repayment on promissory note to related party	—	(150,000)
Net cash (used in) provided by financing activities	(94,396,230)	116,959,686

Net change in cash	101,269	246,032
Cash—beginning of the period	115,171	9,168
Cash—end of the period	$216,440	$255,200

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of ordinary shares subject to redemption	$—	$102,856,000
Allocation of offering costs to ordinary shares subject to redemption	$—	$2,987,577
Remeasurement adjustment on redeemable ordinary shares	$—	$16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in Trust Account)	$3,318,517	$699,084
Conversion of Class B ordinary shares to Class A ordinary shares	$287	$—
Reversal of offering cost adjusted from additional paid in capital	$—	$131,420

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

As on September 30, 2023, the Company had not commenced any operations. All activity for the period from April 23, 2021 (inception) through September 30, 2023, relates to the Company’s formation and the initial public offering (“IPO”) described below, and following the IPO, the search for a target to consummate a Business Combination, and activities in connection with the proposed Zooz Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

As on September 30, 2023, cash of $216,440 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

During the quarter ended September 30, 2023, holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding.

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

On October 28, 2023, the Sponsor deposited an aggregate of $30,000 into the Trust Account in connection with an additional month extension period from October 27, 2023 to November 27, 2023.

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

Going Concern and Management Liquidity Plans

As on September 30, 2023 and December 31, 2022, the Company had cash of $216,440 and $115,171, respectively and working capital deficit of $(2,060,616) and surplus of $116,657 respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

On August 21, 2023, a press release was issued that ZOOZ Power Ltd. as part of its reported collaboration with a global leading provider of car rental services, has placed the ZOOZTER™-100 system at the pilot site – the rental station at LaGuardia Airport in New York - and successfully completed the final tests (Field evaluation) required as the final step of the system’s UL certification process. Completing the UL certification process is an important milestone that will allow ZOOZ to proceed with its planned US pilot installations of the ZOOZTER™-100 and to accelerate its marketing efforts in the US. The company expects that presenting the system’s unique solution in these pilot sites, will lead to additional collaborations and will generate a backlog of orders in the American market.

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

On October 7, 2023, an armed conflict began between Hamas and Israel. The hostilities in Palestine may impact Zooz and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. Its principal concern is for the safety of the employees who are physically located in Israel. For so long as the hostilities continue in Israel, it might become more difficult for Zooz to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of September 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and Nine Months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 2,377,318 and 11,500,000 ordinary shares subject to possible redemption, respectively, are presented at redemption value of $10.10 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

As on September 30, 2023, the ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(9,257,500)
Proceeds allocated to Public Warrants	(2,886,500)
Allocation of offering costs related to redeemable shares (net of allocation of offering cost amounting to $117,542 related to redeemable shares reversed*)	(2,987,577)
Redemption of public shares from cash held in trust account**	(95,826,230)
Plus:
Accretion of carrying value to redemption value (net of decrease of $117,542 in carrying value of redeemable shares due to reversal of offering costs*)	16,281,577
Subsequent measurement of Class A ordinary shares subject to possible redemption (income earned on investment held in trust account)	5,020,386
Subsequent measurement of Class A ordinary shares subject to possible redemption (extension deposit)	90,000
Ordinary shares subject to possible redemption	$25,434,156

*	During the year ended December 31, 2022, the Company received a discount amounting to $131,420 on outstanding offering cost included within accounts payable and accrued expenses. This has been treated as reversal of offering cost adjusted through additional paid-in capital considering the related offering cost charged against additional paid-in capital at the time of IPO. This reversal of offering cost has been proportionately allocated to redeemable shares based on the fair value of Public Shares leading to a corresponding decrease in carrying value by $117,542 to arrive at the redemption value of ordinary shares subject to possible redemption.

**	On July 20, 2023, the holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000.

Net Profit/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net profit/(loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed profit (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed profit (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed profit (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net profit/(loss) per share presented in the condensed statement of operations is based on the following:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Net profit/(loss)	$(313,272)	$341,706	$1,231,244	$22,913
Income earned on investment held in Trust Account	(653,846)	(525,192)	(3,318,517)	(699,084)
Accretion of carrying value to redemption value	(90,000)	—	(90,000)	(16,399,119)
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	117,542
Net profit/(loss) including accretion of equity into redemption value	$(1,057,118)	$(183,486)	$(2,177,273)	$(16,957,748)

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine Months ended September 30, 2023		Nine Months ended September 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net profit/(loss) per share:
Numerators:
Allocation of net profit/(loss) including accretion of temporary equity	(605,652)	(451,466)	(139,556)	(43,930)	(1,565,390)	(611,883)	(12,608,697)	(4,349,051)
Income earned on investment held in Trust Account	653,846	—	525,192	—	3,318,517	—	699,084	—
Accretion of temporary equity to redemption value	90,000	—	—	—	90,000	—	16,399,119	—
Decrease in carrying value of redeemable shares due to reversal of offering costs	—	—	—	—	—	—	(117,542)	—
Allocation of net profit/(loss)	138,194	(451,466)	385,636	(43,930)	1,843,127	(611,883)	4,371,964	(4,349,051)

Denominators:
Weighted-average shares outstanding	4,856,308	3,620,000	11,500,000	3,620,000	9,261,100	3,620,000	10,338,828	3,566,117
Basic and diluted net profit/(loss) per share	0.03	(0.12)	0.03	(0.01)	0.20	(0.17)	0.42	(1.22)

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

On August 14, 2023, Keyarch Acquisition Corporation, a Cayman Islands exempted company (the “Company”) issued an aggregate of 2,874,999 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) to Keyarch Global Sponsor Limited, the sponsor of the Company (the “Sponsor”), and the Company’s three independent directors, upon the conversion of an equal number of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) held by the Sponsor and the independent directors (the “Conversion”). The 2,874,999 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there are 5,997,317 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. The one Class B Ordinary Share issued and outstanding after the Conversion is held by the Sponsor. As a result of the Conversion, the Sponsor and the officers and directors of the Company aggregately hold 56.1% of the outstanding Class A Ordinary Shares.

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

Related Party Loans and Due to Affiliate

As of September 30, 2023 and December 31, 2022, the Company had $10,000 and no balance outstanding respectively, as due to Affiliate for monthly administrative and support services as per agreement defined below.

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

On July 25, 2023, Keyarch Acquisition Corporation (the “Company”), issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $180,000 to the Company’s sponsor, Keyarch Global Sponsor Limited, a Cayman Islands limited liability company, or its registered assigns or successors in interest (the “Payee”) pursuant to which the Payee agreed to loan to the Company up to $180,000 to deposit into the Company’s trust account (the “Trust Account”) for the Class A ordinary shares, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) issued as part of the units sold in the Company’s initial public offering (the “Public Shares”) that were not redeemed in connection with the Charter Amendment (as defined below). The Extension Note bears no interest and is repayable in full upon the earlier of (a) date of the consummation of an initial business combination (the “Business Combination”) by the Company and (b) the Company’s liquidation.

On July 25, 2023, the Company issued a second promissory note (the “Working Capital Loan Note”) in the principal amount of up to $1,000,000 to the Payee. The Note was issued in connection with advances the Payee may make in the future to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates a Business Combination and (ii) the date that the winding up of the Company is effective.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As on September 30, 2023 and December 31, 2022, $1,430,000 and $0 of the Related Party Loans in the form of promissory note were outstanding respectively.

Administrative Services

The Company agreed to pay the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office and administrative support services. For the three and nine Months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively for administrative and support services. For the three and nine Months ended September 30, 2022, the Company incurred $30,000 and $80,000, respectively for administrative and support services.

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

On October 7, 2023, an armed conflict began between Hamas and Israel. The hostilities in Palestine may impact Zooz and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. Its principal concern is for the safety of the employees who are physically located in Israel. For so long as the hostilities continue in Israel, it might become more difficult for Zooz to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Note 7 – Shareholder’s Equity

Preferred shares - The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares - The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, and December 31, 2022, there were 3,619,999 Class A ordinary shares and 745,000 Class A ordinary shares issued and outstanding (excluding 2,377,318 and 11,500,000 shares subject to possible redemption), respectively.

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, and December 31, 2022, there was one Class B ordinary share and 2,875,000 Class B ordinary shares issued and outstanding respectively.

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

On August 14, 2023, Keyarch Acquisition Corporation, a Cayman Islands exempted company (the “Company”) issued an aggregate of 2,874,999 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”) to Keyarch Global Sponsor Limited, the sponsor of the Company (the “Sponsor”), and the Company’s three independent directors, upon the conversion of an equal number of Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”) held by the Sponsor and the independent directors (the “Conversion”). The 2,874,999 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering. Following the Conversion, there are 5,997,317 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. The one Class B Ordinary Share issued and outstanding after the Conversion is held by the Sponsor. As a result of the Conversion, the Sponsor and the officers and directors of the Company aggregately hold 56.1% of the outstanding Class A Ordinary Shares.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$25,434,156	$25,434,156	$-	$-

As of December 31, 2022, the balance of investments held in Trust Account was $ 117,851,869.

Note 9 – Subsequent Events

The Company has evaluated subsequent events through November 13, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 23, 2021 (date of inception) to September 30, 2023, were organizational activities and those necessary to consummate the IPO, described below. Following our IPO, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $313,272, which consists of loss of $969,438 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $653,846 and bank interest income of $2,320.

For the three months ended September 30, 2022, we had a net profit of $341,706, which consists of loss of $184,293 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $525,192 and bank interest income of $807.

For the nine months ended September 30, 2023, we had a net profit of $1,231,244, which consists of loss of $2,090,452 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $3,318,517 and bank interest income of $3,179.

For the nine months ended September 30, 2022, we had a net profit of $22,913, which consists of loss of $677,176 derived from general and administrative expenses offset by income earned on investment held in Trust Account of $699,084 and bank interest income of $1,005.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in the Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

On February 8, 2022, the underwriters in our IPO purchased an additional 1,500,000 Units to exercise its over-allotment option in full at a purchase price of $10.00 per Unit, generating gross proceeds of $15,000,000. Simultaneously with the closing of the fully exercise of the over-allotment option, we completed the private sale of an aggregate of 45,000 Private Placement Units to the Sponsor and EarlyBirdCapital, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds of $450,000. Offering costs amounted to $3,471,734 consisting of $2,300,000 of underwriting discount and $1,171,734 of other offering costs. During the year ended December 31, 2022, the Company received a discount amounting to $131,420 on outstanding offering costs included within accounts payable and accrued expenses. This has been treated as a reversal of offering costs adjusted through additional paid-in capital considering the related offering costs charged against additional paid-in capital at the time of IPO.

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

As of September 30, 2023, we had marketable securities held in the Trust Account of $25,434,156 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. Income earned on the balance in the Trust Account may be used by us to pay corporate taxes. We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining funds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2023 and December 31, 2022, the Company had cash of $216,440 and $115,171 respectively and working capital deficit of $(2,060,616) and surplus of $116,657, respectively. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

On July 30, 2023, the Company entered into the Business Combination Agreement with Zooz, Merger Sub and the Sponsor in the capacity of representative of shareholders of the Company as specified in the Business Combination Agreement. Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Zooz. On August 21, 2023, a press release was issued that ZOOZ Power Ltd. as part of its reported collaboration with a global leading provider of car rental services, has placed the ZOOZTER™-100 system at the pilot site – the rental station at LaGuardia Airport in New York - and successfully completed the final tests (Field evaluation) required as the final step of the system’s UL certification process. Completing the UL certification process is an important milestone that will allow ZOOZ to proceed with its planned US pilot installations of the ZOOZTER™-100 and to accelerate its marketing efforts in the US. The company expects that presenting the system’s unique solution in these pilot sites, will lead to additional collaborations and will generate a backlog of orders in the American market.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

We entered into an agreement that provides, commencing on the effective date of the registration statement for the IPO and through the earlier of consummation of the initial Business Combination or our liquidation, we agree to pay the Sponsor a total of $10,000 per month for administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000, respectively for administrative and support services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $80,000, respectively for administrative and support services.

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

Deferred Legal Fee

On April 1, 2022, Company entered into a letter agreement with Ellenoff Grossman & Schole LLP (“EGS”) as legal counsel in connection with the Company’s efforts to identify, evaluate, negotiate, finance and consummate an initial Business Combination with an operating company or business to be determined by the Company. According to the engagement, the Company will be billed on a monthly basis, with fifty percent (50%) of all fees being due on a rolling basis, up to a total of $350,000 (the “Front Fee”), and the balance of all fees (the “Deferred Fee”) being due upon consummation of a Business Combination. In consideration of the proposed deferred fee arrangement, a premium of twenty percent (20%) of the Deferred Fee will be charged upon successful consummation of a Business Combination. As of September 30, 2023, and December 31, 2022, the Company had $550,431 and $10,092, respectively as deferred legal fee.

Further, during the quarter ended September 30, 2023, Company sourced legal services in relation to the Transactions from GKH Law Firm. Accordingly, the Company was billed, except for thirty percent (30%) of the total amount (excluding tax) considered as the balance, which shall be due upon closing of the Transactions. As of September 30, 2023, the Company had $79,503 pertaining to GKH Law Firm as deferred legal fee.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this report. However, as of the date of this report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on January 26, 2022 (“Final Prospectus”), (ii) Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 30, 2022 (“2021 Annual Report”), (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022, (iv) Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023, (v) Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 15, 2023, (vi) Quarterly Report on Form 10-Q for the period ended June 30, 2023, as filed with the SEC on August 11, 2023 and (vii) Proxy Statement on Schedule 14A filed with the SEC on June 26, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

On August 14, 2023, the Company issued an aggregate of 2,874,999 Class A Ordinary Shares to the Sponsor and the Company’s three independent directors, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor and the independent directors. The 2,874,999 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Final Prospectus. Following the Conversion, there are 5,997,317 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. The one Class B Ordinary Share issued and outstanding after the Conversion is held by the Sponsor. As a result of the Conversion, the Sponsor and the officers and directors of the Company aggregately hold 56.1% of the outstanding Class A Ordinary Shares.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of the Company’s 2021 Annual Report. There has been no material change in the planned use of proceeds from the Company’s IPO and private placement as described in the Final Prospectus.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 25, 2023, the Company’s shareholders approved an extension of the Termination Date from July 27, 2023 to October 27, 2023 and to allow the Company’s board of directors, without another shareholder vote, to elect to further extend the Termination Date on a monthly basis up to three (3) times until January 27, 2024, or for a total of up to six (6) months after the Original Termination Date or such earlier date as determined by the Company’s board of directors. In connection with the Extension, holders of 9,122,682 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.50 per share, for an aggregate redemption amount of approximately $95,826,230. Following such redemptions, the Company has 2,377,318 Public Shares issued and outstanding.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	9,122,682	$10.50	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K file by the Company on July 26, 2023).
10.1	Extension Note, dated July 25, 2023 (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K file by the Company on July 26, 2023).
10.2	Second Working Capital Loan Note, dated July 25, 2023 (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K file by the Company on July 26, 2023).
31.1*	Certification of Principal Executive Officer required by Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer required by Rules 13a-14(a) and 15(d)-14(a), under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYARCH ACQUISITION CORPORATION

Date: November 13, 2023		/s/ Kai Xiong
	Name:	Kai Xiong
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2023		/s/ Jing Lu
	Name:	Jing Lu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)